Form 10-Q
period 1999-03-31
ACCREDO HEALTH INC
filed 1999-05-14
CIK 1068887

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q


(Mark One)

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999
                               ---------------------------------------------

                             OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------  ------------------------

Commission file number             333-62679
                      ------------------------------------------------------

                          ACCREDO HEALTH, INCORPORATED
               -------------------------------------------------------------
                  (Exact name of registrant as specified in its charter)

              DELAWARE                                62-1642871
--------------------------------------     ---------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

          1640 CENTURY CENTER PKWY, SUITE 101, MEMPHIS, TN 38134
         --------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

                              (901) 385-3688
         --------------------------------------------------------
           (Registrant's telephone number, including area code)

                                NO CHANGE
         --------------------------------------------------------
           (Former name, former address and former fiscal year,
                    if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No   X
   --------   --------

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes         No
   --------   --------

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                         OUTSTANDING AT APRIL 27, 1999
COMMON STOCK, $0.01 PAR VALUE................            7,977,087
NON-VOTING COMMON STOCK, $0.01 PAR VALUE.....            1,100,000
                                                         ---------
TOTAL COMMON STOCK...........................            9,077,087
                                                         ---------
                                                         ---------

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX

Part I  -  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations (unaudited)
                           For the three months and nine months ended March 31, 1998 and 1999

                  Condensed Consolidated Balance Sheets
                           June 30, 1998 and March 31, 1999 (unaudited)

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                           For the nine months ended March 31, 1998 and 1999

                  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Part II  -  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                  (d)   Use of Proceeds

Item 4.           Submission of Matters to a Vote of Security Holders

Item 6.           Exhibits and Reports on Form 8-K


Note: Items 1, 3 and 5 of Part II are omitted because they are not applicable.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                 Nine Months Ended March 31,                     Three Months Ended March 31,
                                                 ---------------------------                     ----------------------------
                                                                        Pro Forma                                       Pro Forma
                                                    Actual              (Note 6 )                   Actual              (Note 6 )
                                               1999           1998           1999               1999          1998           1999
                                             ---------      ---------      ---------          ---------     ---------      ---------

Net patient service revenue                  $ 176,816      $ 122,260       $176,816           $ 63,068      $ 41,893       $ 63,068
Other revenue                                    8,861          7,245          8,861              3,214         2,566          3,214
Equity in net income of joint ventures           1,230            894          1,230                599           354            599
                                             ---------      ---------      ---------          ---------     ---------      ---------
Total revenues                                 186,907        130,399        186,907             66,881        44,813         66,881

Cost of services                               159,198        111,115        159,198             57,289        38,028         57,289
                                             ---------      ---------      ---------          ---------     ---------      ---------
Gross profit                                    27,709         19,284         27,709              9,592         6,785          9,592

Selling, general & administrative               12,907          8,860         12,907              4,516         3,131          4,516
Bad debts                                        3,420          2,358          3,420              1,136           776          1,136
Depreciation and amortization                    3,003          2,882          3,003              1,018           970          1,018
                                             ---------      ---------      ---------          ---------     ---------      ---------
Income from operations                           8,379          5,184          8,379              2,922         1,908          2,922

Interest expense, net                            2,653          2,702          1,642                922           921            583
                                             ---------      ---------      ---------          ---------     ---------      ---------
Income before income taxes                       5,726          2,482          6,737              2,000           987          2,339

Provision for income taxes                       2,843          1,675          3,220                980           609          1,106
                                             ---------      ---------      ---------          ---------     ---------      ---------
Net income                                       2,883            807          3,517              1,020           378          1,233
Preferred stock dividends                       (1,532)        (1,532)             -               (511)         (511)             -
                                             ---------      ---------      ---------          ---------     ---------      ---------

Net income (loss) to common shareholders       $ 1,351         $ (725)       $ 3,517              $ 509        $ (133)       $ 1,233
                                             ---------      ---------      ---------          ---------     ---------      ---------
                                             ---------      ---------      ---------          ---------     ---------      ---------

Basic earnings per common share:
    Net income                                  $ 0.51         $ 0.15         $ 0.39             $ 0.18        $ 0.07         $ 0.14
    Preferred stock dividends                    (0.27)         (0.28)             -              (0.09)        (0.09)             -
                                             ---------      ---------      ---------          ---------     ---------      ---------
    Net income (loss) per common share          $ 0.24        $ (0.13)        $ 0.39             $ 0.09       $ (0.02)        $ 0.14
                                             ---------      ---------      ---------          ---------     ---------      ---------
                                             ---------      ---------      ---------          ---------     ---------      ---------

Diluted earnings per common share:
    Net income                                  $ 0.46         $ 0.13         $ 0.36             $ 0.16        $ 0.06         $ 0.13
    Preferred stock dividends                    (0.24)         (0.26)                            (0.08)        (0.08)
                                             ---------      ---------      ---------          ---------     ---------      ---------
    Net income (loss) per common share          $ 0.22        $ (0.13)        $ 0.36             $ 0.08       $ (0.02)        $ 0.13
                                             ---------      ---------      ---------          ---------     ---------      ---------
                                             ---------      ---------      ---------          ---------     ---------      ---------

Weighted average shares outstanding:
    Basic                                    5,622,412      5,558,653      9,072,412          5,625,620     5,590,587      9,075,620
    Diluted                                  6,214,769      6,023,629      9,664,769          6,216,754     6,076,839      9,666,754

    (See accompanying notes to condensed consolidated financial statements.)

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                                          Pro Forma
                                                                                   Actual                 (Note 6 )
                                                                      ----------------------------------
                                                                         March 31,         June 30,       March 31,
                                                                            1999             1998           1999
                                                                      ------------------------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                              $ 1,174          $ 5,087       $ 8,568
        Accounts receivable, less allowance for doubtful
            accounts of $4,836 at March 31, 1999 and
            $3,430 at June 30, 1998                                             59,913           39,876        59,913
        Inventories                                                             14,830           12,131        14,830
        Prepaids and other current assets                                        1,100              460         1,848
        Deferred income taxes                                                    1,560              324         1,560
                                                                             ---------        ---------      --------
Total current assets                                                            78,577           57,878        86,719

Property and equipment, net                                                      2,639            2,128         2,639
Other assets:
        Joint venture investments                                                2,734              628         2,734
        Goodwill and other intangible assets, net                               50,840           53,415        50,840
                                                                             ---------        ---------      --------
Total assets                                                                 $ 134,790        $ 114,049      $142,932
                                                                             ---------        ---------      --------
                                                                             ---------        ---------      --------



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                      $ 44,832         $ 31,305      $ 44,832
        Accrued expenses                                                         4,867            3,197         4,864
                                                                             ---------        ---------      --------
Total current liabilities                                                       49,699           34,502        49,696

Long-term notes payable                                                         29,498           27,498        29,498
Senior subordinated notes payable                                                9,104            8,920             -
Deferred income taxes                                                              715              536           715
Mandatorily redeemable cumulative preferred stock, at
        redemption amount, 300,000 shares authorized, 255,361 shares issued and outstanding in 1999 and 1998; no shares issued and
        outstanding pro forma as adjusted                                       31,324           29,792             -
Stockholders' equity:
        Undesignated Preferred Stock, 5,000,000 shares
            authorized, no shares issued                                             -                -             -
        Non-voting Common Stock, $.01 par value;
            2,500,000 shares authorized; no shares issued
            and outstanding, actual; 1,100,000 shares                                -                -            11
            issued and outstanding, pro forma as adjusted
        Common Stock, $.01 par value; 30,000,000 shares authorized;
            5,627,087 and 5,590,587 shares issued and outstanding at
            March 31, 1999 and June 30, 1998, respectively,
            actual; 7,977,087 shares issued and outstanding,
            pro forma as adjusted                                                   56               56            80
        Additional paid-in capital                                              13,885           14,039        63,686
        Retained earnings (deficit)                                                509           (1,294)         (754)
                                                                             ---------        ---------      --------
Total stockholders' equity                                                      14,450           12,801        63,023
                                                                             ---------        ---------      --------

Total liabilities and stockholders' equity                                   $ 134,790        $ 114,049      $142,932
                                                                             ---------        ---------      --------
                                                                             ---------        ---------      --------



    (See accompanying notes to condensed consolidated financial statements.)

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)


                                                                                     Nine Months Ended
                                                                                         March 31,
                                                                                   1999             1998
                                                                             -----------------------------------
OPERATING ACTIVITIES:
Net income                                                                            $ 2,883             $ 807

Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                   3,003             2,881
        Original issue discount amortization                                              184               123
        Interest added to long term obligations                                             -               775
        Provision for losses on accounts receivable                                     3,420             2,359
        Deferred income tax benefit                                                    (1,108)            1,174
        Compensation resulting from stock transactions                                    138                 5
Changes in operating assets and liabilities:
        Patient receivables and other                                                 (22,252)           (8,317)
        Due from affiliates                                                            (1,204)              107
        Inventories                                                                    (2,699)            8,943
        Prepaids and other current assets                                                (790)              282
        Recoverable income taxes                                                          151              (717)
        Accounts payable and accrued expenses                                          15,193            (7,788)
        Income taxes payable                                                                3            (1,802)
                                                                                  -----------       -----------
Net cash used in operating activities                                                  (3,078)           (1,168)

INVESTING ACTIVITIES:
Purchases of property and equipment                                                      (941)             (877)
Purchase of joint venture investments                                                  (1,298)                -
Change in joint venture investments, net                                                 (808)             (130)
                                                                                  -----------       -----------
Net cash used in investing activities                                                  (3,047)           (1,007)

FINANCING ACTIVITIES:
Proceeds from long-term obligations                                                     2,000                 -
Issuance of common stock                                                                  212               500
                                                                                  -----------       -----------
Net cash provided by financing activities                                               2,212               500

                                                                                  -----------       -----------
Decrease in cash and cash equivalents                                                  (3,913)           (1,675)

Cash and cash equivalents at beginning of period                                        5,087             3,676
                                                                                  -----------       -----------
Cash and cash equivalents at end of period                                            $ 1,174           $ 2,001
                                                                                  -----------       -----------
                                                                                  -----------       -----------

SUPPLEMENTARY CASH FLOW DISCLOSURES
Income taxes paid                                                                     $ 3,731           $ 2,942
                                                                                  -----------       -----------
                                                                                  -----------       -----------

Cash paid for interest                                                                $ 3,036           $ 1,737
                                                                                  -----------       -----------
                                                                                  -----------       -----------



    (See accompanying notes to condensed consolidated financial statements.)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 1999


1.       BASIS OF PRESENTATION
                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the financial statements for the three and nine-month periods ended March 31, 1999 have been included. During the nine months ended March 31, 1999, the Company incurred $420,000 in compensation cost for stock transactions at less than fair market value. Operating results for the three and nine-month periods ended March 31, 1999, may not be indicative of the results for the fiscal year ended June 30, 1999. For further information, refer to the June 30, 1998 consolidated financial statements and footnotes thereto included in the Company's final prospectus on form S-1 dated April 15, 1999.

2.       JOINT VENTURE INVESTMENTS
                  On November 10, 1998, the Company acquired a 50% general partnership interest in Childrens Hemophilia Services, a partnership established to engage in the sale and distribution of blood clotting factors and ancillary supplies to hemophilia patients, for an initial purchase price of $917,000. In addition to the purchase price paid on the acquisition date, the Company will pay up to an additional $833,000 in two installments if targeted earnings specified in the purchase agreement are achieved for the twelve-month periods ending twenty-four months and thirty-six months from the acquisition date. This transaction was recorded by the Company as a joint venture investment and is being accounted for by the equity method.

                  On November 10, 1998, the Company acquired a 50% general partnership interest in Childrens Home Services, a partnership established to engage in the sale and distribution of human growth hormone and ancillary supplies to patients with growth hormone-related disorders, for a purchase price of $381,000. This transaction was recorded by the Company as a joint venture investment and is being accounted for by the equity method.

3.       NOTES PAYABLE AND FINANCIAL INSTRUMENTS
                  During the nine months ended March 31, 1999, the Company extended the term and amount available under its revolving line of credit agreement. The terms of the agreement were originally extended for one year from the original expiration date of October 31, 1999 to October 31, 2000 and subsequently were extended again to December 1, 2001 in conjunction with the amendment on March 1, 1999 to increase the available line of credit. Upon completion of the Company's initial public offering on April 21, 1999, the credit limit available under the revolving line of credit was increased from $40.0 million to $60.0 million pursuant to the Company's amended agreement with its banks. Amounts outstanding under the line of credit bear interest at varying rates based upon a LIBOR or prime rate of interest at the periodic election of the Company plus a variable margin rate based on the Company's debt to cash flow ratio as defined by the banks. Due to the Company's improved debt to cash flow ratio during the nine months ended March 31, 1999, the variable margin rate charged by the banks in addition to LIBOR decreased from 2% to 1.5% effective November 1, 1998. The Company also entered into a new interest rate swap agreement with a bank on January 21, 1999. The new agreement cancels the old agreement. The terms of the new agreement require the Company to pay a lower fixed interest rate of 5.5% on an increased notional amount of $25 million and receive the 30 day LIBOR rate in exchange. The terms of the new interest rate swap agreement have also been extended from the original termination date of October 29, 1999 to October 31, 2001.

4.       EARNINGS PER SHARE
                  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) :



                                                                Nine Months Ended March 31,           Three Months Ended March 31,
                                                         ------------------------------------------ --------------------------------
                                                                                       Pro Forma                          Pro Forma
                                                                   Actual              (Note 6 )          Actual          (Note 6 )
                                                             1999          1998          1999       1999          1998       1999
                                                         ---------------------------------------- ----------------------------------
Numerator for basic and diluted income (loss) per
 share to common stockholders:
       Net income                                              $ 2,883         $ 807     $ 3,517    $ 1,020        $ 378    $ 1,233
       Preferred stock dividends                                (1,532)       (1,532)          -       (511)        (511)         -
                                                             ---------     ---------   ---------  ---------    ---------  ---------

       Net income (loss) to common stockholders                $ 1,351        $ (725)    $ 3,517      $ 509       $ (133)   $ 1,233
                                                             ---------     ---------   ---------  ---------    ---------  ---------
                                                             ---------     ---------   ---------  ---------    ---------  ---------

Denominator:
       Denominator for basic income per
         share to common stockholders -
         weighted-average shares                             5,622,412     5,558,653   9,072,412  5,625,620    5,590,587  9,075,620
       Effect of dilutive stock options                        592,357       464,976     592,357    591,134      486,252    591,134
                                                             ---------     ---------   ---------  ---------    ---------  ---------

       Denominator for diluted income per
         share to common stockholders -
         adjusted weighted-average shares                    6,214,769     6,023,629   9,664,769  6,216,754    6,076,839  9,666,754
                                                             ---------     ---------   ---------  ---------    ---------  ---------
                                                             ---------     ---------   ---------  ---------    ---------  ---------

Basic earnings per common share:
       Net income                                               $ 0.51        $ 0.15      $ 0.39     $ 0.18       $ 0.07     $ 0.14
       Preferred stock dividends                                 (0.27)        (0.28)          -      (0.09)       (0.09)         -
                                                             ---------     ---------   ---------  ---------    ---------  ---------
       Net income (loss) per common share                       $ 0.24       $ (0.13)     $ 0.39     $ 0.09      $ (0.02)    $ 0.14
                                                             ---------     ---------   ---------  ---------    ---------  ---------
                                                             ---------     ---------   ---------  ---------    ---------  ---------

Diluted earnings per common share:
       Net income                                               $ 0.46        $ 0.13      $ 0.36     $ 0.16       $ 0.06     $ 0.13
       Preferred stock dividends                                 (0.24)        (0.26)          -      (0.08)       (0.08)         -
                                                             ---------     ---------   ---------  ---------    ---------  ---------
       Net income (loss) per common share (1)                   $ 0.22       $ (0.13)     $ 0.36     $ 0.08      $ (0.02)    $ 0.13
                                                             ---------     ---------   ---------  ---------    ---------  ---------
                                                             ---------     ---------   ---------  ---------    ---------  ---------



(1) Historical diluted loss per share amounts for the three and nine months ended March 31,1998 have been calculated to reflect the same result as the basic loss per share calculation since the inclusion of dilutive securities in the denominator of the calculation would have an anti-dilutive effect in those periods.


5.       SUBSEQUENT EVENT
                  In April 1999, the Company sold an aggregate of 3,450,000 shares of Common Stock in an initial public offering (the "Offering") for $14.88 per share after underwriting discount but before expenses of the Offering. The aggregate net proceeds of approximately $51.3 million are being used as follows: (i) to pay expenses of the offering, estimated at $1,500,000, (ii) to prepay in full all principal and accrued interest on the Company's outstanding Senior Subordinated Notes of approximately $11.2 million, (iii) to redeem all outstanding shares of Series A Preferred Stock, including all accrued dividends thereon of approximately $31.4 million, and (iv) for working capital and other general corporate purposes, including possible acquisitions.

                  In conjunction with a recapitalization effective prior to the Offering, the Company's majority shareholder also exchanged 1,100,000 shares of Common Stock for 1,100,000 shares of Non-Voting Common Stock of the Company.


6.       PRO FORMA FINANCIAL INFORMATION
                  The pro forma condensed consolidated statements of operations for the three and nine-month periods ended March 31, 1999, give effect to the sale of common stock in the Offering and the application of a portion of the net proceeds thereof to the prepayment in full of all principal and accrued interest on the Company's outstanding Senior Subordinated Notes and the redemption of all outstanding shares of Series A Preferred Stock, including all accrued dividends thereon, as if all such transactions had been completed as of July 1, 1998, as follows:

                  - The elimination of interest expense (including original issue discount amortization) associated with the prepayment of the Senior Subordinated Notes with a portion of the net proceeds of the offering, and the elimination of the related income tax benefit based on the combined federal and state statutory rate of 37.3%.
                  - The elimination of the dividends on the Series A Preferred stock redeemed with a portion of the net proceeds of the Offering.

                  In connection with the prepayment of the Senior Subordinated Notes, the Company will incur an extraordinary charge related to the early extinguishment of this debt. This extraordinary charge of approximately $1.3 million, net of a $750,000 tax benefit, is due to unamortized original issue discount remaining on the debt on the prepayment date. This charge will be reflected as an extraordinary nonrecurring charge in the Company's financial results for the three months and fiscal year ended June 30, 1999. This charge is not reflected in the pro forma condensed consolidated income statement since it does not pertain to income (loss) from continuing operations.

                  The pro forma condensed consolidated balance sheet for March 31, 1999, gives effect to the sale of common stock in the Offering and the application of net proceeds thereof to the prepayment in full of all principal and accrued interest on the Company's outstanding Senior Subordinated Notes and the redemption of all outstanding shares of Series A Preferred Stock, including all accrued dividends thereon, as if all such transactions had been completed as of March 31, 1999, as follows:

                  - "Cash and cash equivalents" has been increased to reflect the net proceeds of the Offering estimated to remain after the payment of Offering expenses estimated at $1.5 million, the prepayment of the principal and accrued interest associated with the Senior Subordinated Notes, and the redemption of the Series A Preferred Stock including accrued dividends.

                  - In connection with the $2.0 million pretax extraordinary charge associated with the early repayment of the Senior Subordinated Notes, there will also be an associated tax benefit. Accordingly, "Prepaids and other current assets" and "Accrued expenses" have been adjusted to reflect the resulting recoverable income taxes associated with the $750,000 estimated tax benefit based on the combined federal and state statutory rate of 37.3%. "Retained Earnings" has been decreased by the extraordinary charge net of the associated tax benefit.

                  - The balances of "Senior subordinated notes payable" and "Mandatorily redeemable cumulative preferred stock" have been reduced to zero to reflect the prepayment and redemption of these items.

                  - The "Non-voting Common Stock" and "Common Stock" balances have been adjusted to reflect the recapitalization and the sale of Common Stock and "Additional paid-in capital" has been increased to reflect the net proceeds of the Offering in excess of par value.

                  The pro forma condensed consolidated financial information does not purport to represent what the Company's results of operations would have been had such transactions in fact occurred as of July 1, 1998 in the case of the pro forma condensed consolidated statements of operations or as of March 31, 1999 in the case of the pro forma condensed consolidated balance sheet, nor does the pro forma information purport to project the Company's results of operations in any future period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

NINE MONTHS ENDED MARCH 31, 1999 COMPARED TO NINE MONTHS ENDED MARCH 31, 1998

REVENUES. Total revenues increased from $130.4 million to $186.9 million, or 43%, from the nine-month period ended March 31, 1998 to the nine-month period ended March 31, 1999. Approximately $26.8 million, or 47%, of this increase was attributable to the increased sales volume of Avonex(R). Approximately $11.9 million, or 21%, of this increase was attributable to the increased hemophilia revenue associated with increased patient volume and wholesale sales. Cerezyme(R) and Ceredase(R) drug sales increased approximately $8.2 million, or 14% of the revenue increase, as a result of increased patient volume. Approximately $1.6 million, or 3%, of the increase was also attributable to the sale of the new drug Remicade(TM) for the treatment of Crohn's Disease. The remaining $8.0 million, or 15%, of the revenue increase was primarily attributable to increased sales of growth hormone, service fees associated with the sales of Ceredase(R), Cerezyme(R), and Avonex(R), and the increased sales volume of other ancillary drugs the Company dispenses as part of the patient's primary therapy or under contractual obligations within certain managed care contracts.

COST OF SERVICES. Cost of services increased from $111.1 million to $159.2 million, or 43%, from the nine-month period ended March 31, 1998 to the nine-month period ended March 31, 1999. This increase is commensurate with the increase in the Company's revenues. As a percentage of revenues, cost of services was 85.2% for both periods.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $8.9 million to $12.9 million, or 46%, from the nine-month period ended March 31, 1998 to the nine-month period ended March 31, 1999. This increase was primarily the result of increased salaries and benefits associated with the expansion of the Company's reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth and new product line launches. General and administrative expenses represented 6.8% and 6.9% of revenues for the nine months ended March 31, 1998 and 1999, respectively.

BAD DEBTS. Bad debts increased from $2,358,000 to $3,420,000, or 45%, from the nine-month period ended March 31, 1998 to the nine-month period ended March 31, 1999. Bad debt expense was 1.8% of revenues in both periods.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased from $309,000 to $430,000 from the nine-month period ended March 31, 1998 to the nine-month period ended March 31, 1999 as a result of purchases of property and equipment associated with the Company's revenue growth and expansion of its leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets did not change from the nine-month period ended March 31, 1998 to the nine-month period ended March 31, 1999.

INTEREST EXPENSE, NET. Interest expense, net decreased from $2,702,000 to $2,653,000 from the nine-month period ended March 31, 1998 to the nine-month period ended March 31, 1999. This decrease is due to lower current interest rates and margin rates payable under the Company's existing revolving line of credit agreement with its lenders and the Company's lower fixed interest rate payments associated with its renegotiated interest rate swap agreement with a bank.

INCOME TAX EXPENSE. The Company's effective tax rate decreased from 67.4% to 49.6% from the nine-month period ended March 31, 1998 to the nine-month period ended March 31, 1999 as a result of the increase in income before taxes while nondeductible amortization expense remained constant. The primary difference between the recognized effective tax rate and the statutory rate is attributed to nondeductible amortization expense of approximately $1,845,000 for each period and state income taxes.

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUES. Total revenues increased from $44.8 million to $66.9 million, or 49%, from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999. Approximately $10.1 million, or 46%, of this increase was attributable to the increased sales volume of Avonex(R). Approximately $4.1 million, or 19%, of this increase was attributable to the increased hemophilia revenue associated with increased patient volume. Cerezyme(R) and Ceredase(R) drug sales increased approximately $3.1 million , or 14% of the revenue increase, as a result of increased patient volume. Approximately $700,000, or 3%, of the increase was also attributable to the sale of the new drug Remicade(TM) for the treatment of Crohn's Disease. The remaining $4.1 million, or 18%, of the revenue increase was primarily attributable to increased sales of growth hormone, service fees associated with the sales of Ceredase(R), Cerezyme(R), and Avonex(R), and the increased sales volume of other ancillary drugs the Company dispenses as part of the patient's primary therapy or under contractual obligations within certain managed care contracts.

COST OF SERVICES. Cost of services increased from $38.0 million to $57.3 million, or 51%, from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999. This increase is commensurate with the increase in the Company's revenues. As a percentage of revenues, cost of services increased from 84.8% to 85.7% from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999. This increase is primarily a result of an increase in certain hemophilia factor acquisition costs without an associated increase in selling price during the three-month period ended March 31, 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $3.1 million to $4.5 million, or 44%, from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999. This increase was primarily the result of increased salaries and benefits associated with the expansion of the Company's reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth and new product line launches. General and administrative expenses represented 7.0% and 6.8% of revenues for the three months ended March 31, 1998 and 1999, respectively.

BAD DEBTS. Bad debts increased from $776,000 to $1,136,000, or 46%, from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999. Bad debt expense was 1.7% of revenues in both periods.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased from $112,000 to $160,000 from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999 as a result of purchases of property and equipment associated with the Company's revenue growth and expansion of its leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets did not change from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999.

INTEREST EXPENSE, NET. Interest expense, net was approximately the same for the three-month periods ended March 31, 1998 and 1999. Although the Company experienced lower interest rates on its line of credit with its lenders during the three-month period ended March 31, 1999 when compared to the same period in the prior year, the interest associated with the Company's Senior Subordinated Notes was higher in the most recent period due to additional principal associated with capitalized interest payments made during the fiscal year ended June 30, 1998 and the increasing amortization of original issue discount on these notes.

INCOME TAX EXPENSE. The Company's effective tax rate decreased from 61.7% to 49.0% from the three-month period ended March 31, 1998 to the three-month period ended March 31, 1999 as a result of the increase in income before taxes while nondeductible amortization expense remained constant. The primary difference between the recognized effective tax rate and the statutory rate is attributed to nondeductible amortization expense of approximately $615,000 for each period and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999 and June 30,1998, the Company had working capital of $28.9 million and $23.4 million, respectively. The increase in working capital at March 31 is primarily the result of the increase in patient accounts receivable resulting from the Company's revenue growth. The Company's net cash used by operations for the nine-month period ended March 31, 1999 was approximately $3.1 million compared to approximately $1.2 million used in operations during the same period in the prior year. This use of cash and the variance between these periods is primarily due to the timing of receivables, inventory purchases and payables resulting from the Company's continued growth. In regards to the timing of receivables, in particular, prior to the Company's acquiring an interest in Children's Hemophilia Services from Children's Home Care ("CHC"), the Company sold products and services to CHC. As of March 31, 1999, CHC owed the Company $3,362,000, all of which had been outstanding for more than 90 days. Although the Company expects to be able to collect these receivables, the length of time these receivables have been outstanding has impacted cash from operations during the current period.

Net cash used by investing activities was $3.0 million for the nine-month period ended March 31, 1999 and $1.0 million for the nine-month period ended March 31, 1998. This cash was primarily used to acquire a 50% interest in two California partnerships in November, 1998 and for the purchase of property and equipment during both periods.

Net cash provided by financing activities was $2.2 million for the nine-month period ended March 31, 1999 and $500,000 for the nine-month period ended March 31, 1998. During the nine-month periods ended March 31, 1999 and 1998, the Company received approximately $200,000 and $500,000, respectively from the issuance of its common stock. The Company increased the outstanding balance on its line of credit as of March 31, 1999 by $2.0 million for short term working capital needs.

During the nine months ended March 31, 1999 and the nine months ended March 31, 1998, the Company received cash distributions from its joint ventures of approximately $571,000 and $814,000, respectively, while its associated equity in net income of these joint ventures was approximately $1.2 million and $894,000, respectively. In addition, a $150,000 capital contribution was also made to the two California partnerships during the nine months ended March 31, 1999.

Historically, the Company has funded its operations and continued internal growth through cash provided by operations. The Company anticipates its capital expenditures for the year ending June 30, 1999 will consist primarily of additional leasehold improvements and equipment for the continuing expansion of the Company's leasehold to accommodate personnel necessary to manage the Company's growth. The Company is currently in the process of negotiating leases for an additional 20,000 square feet of office and warehouse space and for additional parking space. Since June 30, 1998, the Company has purchased or committed to purchase approximately $1,400,000 of furniture, equipment and leasehold improvements. Since the completion of the Company's initial public offering, the Company has redeemed all outstanding shares of Series A Preferred Stock and retired the Senior Subordinated Notes. In connection with the retirement of debt with the Offering proceeds, the Company will incur an extraordinary charge of approximately $1.3 million net of tax to its operations in the quarter ended June 30, 1999 in relation to early extinguishment of its debt.

The Company has a $60.0 million revolving credit facility under the terms of its existing Credit Agreement. The Credit Agreement contains a $20.0 million sublimit for working capital loans and letters of credit and is subject to a borrowing base limit that is based on the Company's cash flow. All outstanding principal and interest on loans made under the Credit Agreement is due and payable on December 1, 2001. Interest on loans under the Credit Agreement accrues at a variable rate index, at the Company's option, based on the prime rate or London InterBank Offered Rate ("LIBOR") for one, two, three or six months (as selected by the Company), plus an applicable margin. The Company has entered into an interest rate swap agreement with NationsBank, N.A. to hedge against floating rate interest risk. The swap agreement relates to borrowings under the Credit Agreement of up to $25.0 million and expires on October 31, 2001. The effect of the swap agreement is to fix the interest rate on the first $25.0 million outstanding under the Credit Agreement at 5.5% per annum plus the applicable margin rate, which is currently at 1.5% per annum. The effective interest rate, including the 1.5% margin, on borrowings in excess of $25.0 million under the Credit Agreement ranged from 6.44% per annum to 6.71% per annum during the three months ended March 31, 1999. The Company's obligations under the Credit Agreement are secured by a lien on substantially all of the assets of the Company, including a pledge of all of the common stock of each direct or indirect wholly owned subsidiary of the Company. Each wholly owned subsidiary has also guaranteed all of the obligations of the Company under the Credit Agreement, which guarantee obligations are secured by a lien on substantially all of the assets of each such subsidiary.

The Credit Agreement contains operating and financial covenants, including requirements to maintain a certain debt to equity ratio and certain leverage and debt coverage ratios. In addition, the Credit Agreement includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, use of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on liens, limitations on capital expenditures, limitations on certain mergers, acquisitions and sale of assets, limitations on investments, prohibitions on payment of dividends and stock repurchases, and limitations on certain debt payments (including payment of subordinated indebtedness) and other distributions. The Credit Agreement also contains customary events of default, including certain events relating to changes in control of the Company. The Company is also a guarantor of a loan from NationsBank, N.A. made to Children's Hemophilia Services ("CHS"), a California general partnership in which the Company owns a 50% interest. This line of credit allows the partnership to borrow up to $1.5 million which is repayable in full on November 24, 2000. As of March 31, 1999, CHS had borrowed $720,000 against the line of credit.

While the Company anticipates its cash from operations, along with the short term use of the Credit Agreement and the net proceeds received from the Offering, will be sufficient to meet its internal operating requirements and growth plans for at least the next 12 months, the Company expects that additional funds may be required in the future to successfully continue its growth beyond that 12-month period or in the event that the Company grows more than expected within such period. The Company may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to the Company or, if obtained, will be sufficient for the Company's needs.

YEAR 2000 COMPLIANCE

Introduction. The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 is approached and reached. These problems arise from hardware and software unable to distinguish dates in the "2000's" from dates in the "1900's" and from other sources such as the use of special codes and conventions in software that make use of a date field.

The Company's State of Readiness. The Company's efforts in addressing the year 2000 issue are focused in the following three areas: (i) implementing procedures to determine whether the Company's software systems and hardware platforms are year 2000 compliant; (ii) communicating with suppliers and third party payors to determine whether there will be any interruption in their systems that could affect the Company's ability to receive timely shipments of inventory or payment for services as a result of the year 2000 issue; and (iii) evaluating and making necessary modifications to other systems that contain embedded chips, such as phone systems, which process dates and date sensitive material.

The Company is in the process of obtaining written verification from vendors to the effect that the Company's software applications and hardware platforms acquired from such vendors will correctly manipulate dates and date-related data as the year 2000 is approached and reached. By June 30, 1999, the Company expects to have completed upgrades on its pharmacy management systems, including its billing and accounts receivable systems, in order to address the year 2000 issue. Nevertheless, there can be no assurance that the software applications and hardware platforms on which the Company's business relies will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company's business relies heavily upon its ability to obtain pharmaceuticals from a limited number of biotechnology manufacturers and from its ability to obtain reimbursement from third party payors, including Medicare and Medicaid. The Company is in the process of obtaining written verification from each of its suppliers, and certain significant third party payors, to determine whether there will be any interruption in the provision of pharmaceuticals or receipt of payment resulting from the year 2000 issue. The Company expects to complete this process by June 30, 1999. The Health Care Financing Administration ("HCFA"), which administers the Medicare and Medicaid programs, has stated that progress on its efforts to renovate, test and certify the systems operated by its contractors that process and pay Medicare claims have lead to its expectation of being ready on January 1, 2000 to process and pay claims. The failure of HCFA or any of the Company's other significant third party payors to remedy year 2000 related problems could result in a delay in the Company's receipt of payments for services which could have a material adverse impact on the Company's business, financial condition and results of operations. Furthermore, a delay in receiving pharmaceuticals from certain key biotechnology manufacturers could hinder the Company's ability to provide services to its customers which could have a material adverse impact on the Company's business, financial condition and results of operations.

The Company is aware that certain of its systems, such as phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include embedded chips which process dates and date sensitive material. These embedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. The inventory and evaluation for year 2000 compliance of Company hardware, telecommunications, and environmental support systems was completed in the first quarter of fiscal year 1999 and those systems requiring remediation (repair), rebuilding or replacing (re-engineering) were identified. As of March 31, 1999, all identified re-engineering, remediation, and replacement requirements have been completed and tested. However, failure of the Company to identify or remediate any embedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Company's business, financial condition and results of operations.

Costs to Address the Company's Year 2000 Issues. Based on current information, the Company has budgeted $100,000 for the cost of repairing, updating or replacing software and equipment. Because additional funds may be required as a result of future findings, the Company is not currently able to estimate the final aggregate cost of addressing the year 2000 issue. The Company expects to fund the costs of addressing the year 2000 issue from cash flows resulting from operations and does not expect such costs to have a material effect on the financial condition of the Company or its results of operations.

Risks Presented by Year 2000 Issues. The Company is still in the process of evaluating potential disruptions or complications that might result from year 2000 related problems. However, at this time the Company has not identified any specific business functions that will suffer material disruption as a result of year 2000 related events. It is possible, however, that the Company may identify business functions in the future that are specifically at risk of year 2000 disruption. The absence of any such determination at this point represents only the Company's current status of evaluating potential year 2000 related problems and facts presently known to the Company, and should not be construed to mean that there is no risk of year 2000 related disruption. Moreover, due to the unique and pervasive nature of the year 2000 issue, it is impracticable to anticipate each of the wide variety of year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations.

The Company's Contingency Plans. The Company intends to develop contingency plans for significant business risks that might result from year 2000 related events. Since the Company has not identified any specific business function that will be materially at risk of significant year 2000 related disruptions, and because a full assessment of the Company's risk from potential year 2000 failures is still in process, the Company has not yet developed detailed contingency plans specific to year 2000 problems. Development of these contingency plans is currently scheduled to occur before June 30, 1999 and as otherwise appropriate.

RISK FACTORS

         You should carefully consider the risks we describe below before investing in Accredo. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect our company.

         If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

         Our business is highly dependent on relationships with a limited number of biotechnology drug suppliers. The substantial majority of Accredo's revenue and profitability is derived from our relationships with three biotechnology drug companies, Genzyme Corporation, Biogen, Inc. and Genentech, Inc. The concentration of our revenue derived from these relationships is shown in the table below as a percentage of revenue for the periods indicated:


                         Nine Months Ended           Fiscal Year Ended           Fiscal Year Ended
                           March 31, 1999              June 30, 1998               June 30, 1997
    Genzyme                     35%                         46%                         64%
    Biogen                      29%                         23%                         14%
    Genentech                    4%                          6%                          9%

         Our agreements with these suppliers are generally short term and cancelable by either party without cause on 60 to 90 days prior notice. Our agreement with Biogen is up for renewal in May 1999 and terms are currently under negotiation. These agreements also generally limit our ability to handle competing drugs during and in some cases after the term of the agreement, but allow the supplier to distribute through channels other than Accredo. Further, the pricing and other terms of these relationships are periodically adjusted. Any termination or adverse adjustment to any of these relationships could have a material adverse affect on our business, financial condition and results of operation.

         Our business is focused on a limited number of drugs for specific diseases. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The primary diseases treated by the drugs we handle are as follows:

- Gaucher Disease, for which we offer Ceredase(R) and Cerezyme(R) supplied by Genzyme;
- Multiple Sclerosis, for which we primarily offer Biogen's Avonex(R) (Interferon Beta-la);
- Growth hormone-related disorders, for which we primarily offer Protropin(R), Nutropin(R) and Nutropin AQ(R) supplied by Genentech;
- Hemophilia, for which we offer all currently approved clotting factor products; and
- Crohn's Disease, for which we began offering Remicade(TM) supplied by Centocor in October 1998.

         The concentration of our revenue related to these drugs is shown in the table below as a percentage of revenue for the periods indicated:


                                 Nine Months Ended          Fiscal Year Ended          Fiscal Year Ended
                                  March 31, 1999              June 30, 1998              June 30, 1997
Gaucher Disease                         35%                        46%                        64%
Multiple Sclerosis                      29%                        23%                        14%
Hemophilia                              22%                        23%                         9%
Growth Hormone
Disorders                                5%                         7%                        10%
Crohn's Disease                          1%                        N/A                        N/A

         Factors affecting demand for services. Reduced demand for our services could be caused by a number of circumstances, including:

-        Patient shift to other available treatments;
-        A new treatment that does not require our specialty services;
-        The recall of or adverse reaction caused by a drug;
-        The expiration or challenge of a drug patent;
-        A competing treatment from a new drug or a new use of an existing drug;
- The loss of a managed care or other payor relationship covering a number of high revenue patients;
-        The cure of a disease we service; or
-        The death of a high revenue patient.

         Our business could also be adversely affected by the expiration or challenge to the "orphan drug" status that has been granted by the Food and Drug Administration to four drugs that we handle. When the FDA grants "orphan drug" status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is physiochemically different or clinically superior. The "orphan drug" status applicable to drugs handled by Accredo expires as follows: Nutropin(R) expires November 2000; Cerezyme(R) expires May 2001; Avonex(R) expires May 2003 and Remicade(TM) expires

September 2005. The loss of orphan drug status could result in competitive drugs entering the market.

         Our ability to continue to service Avonex(R) could also be affected by a pending challenge by Berlex Laboratories, Inc. that Biogen is infringing on a Berlex patent in the production of Avonex(R). Trial of this case is set for September 1999.

         Due to the small patient populations that use the drugs we handle, our future growth is highly dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on our business, financial condition and results of operation.

         A disruption of our relationships with certain medical centers could hurt our business. Accredo has significant relationships with seven medical centers that involve services primarily related to hemophilia and growth hormone-related disorders. For the nine-month period ended March 31, 1999 and the fiscal year ended June 30, 1998, we received approximately 21% and 30%, respectively, of our income before income taxes from equity in the net income from our joint ventures related to hemophilia and growth hormone-related disorders. Specifically, we derived 5% and 16%, respectively, from our joint venture with Alternative Care Systems, located in Dallas, Texas, 5% and 9%, respectively, from our joint venture with CM Healthcare Resources, Inc. located in Chicago, Illinois, and 9% and 0%, respectively, from our joint ventures with Children's Home Care located in Los Angeles, California for such periods.

         Our agreements with the medical centers are short-term, between one and five years, and may be cancelled by either party without cause upon notice of between one and twelve months. Adverse changes in our relationships with those medical centers could be caused, for example, by:

-         Changes caused by consolidation within the hospital industry;
- Changes caused by regulatory uncertainties inherent in the structure of the relationships; or
-         Restrictive changes to regulatory requirements.

Any termination or adverse change of these relationships could have a material adverse effect on our business, financial condition and results of operations.

         Our business is highly dependant on continued research, development and production in the biotechnology drug industry. Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biotechnology drug companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or develop new drugs. Our business could also be harmed if the biotechnology drug industry suffers from unfavorable developments, including:

-        Supply shortages;
-        Adverse drug reactions;
-        Drug recalls;
-        Increased competition among biotechnology drug companies;
- An inability of drug companies to finance product development because of capital shortages;
-        A decline in product research, development, or marketing;
- A reduction in the retail price of drugs because of governmental or private market initiatives;
- Changes in the FDA approval process; or Governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

         Decreases in payments by third-party payors could hurt our business. Our profitability depends on payment from governmental and nongovernmental third-party payors, and we could be materially and adversely affected by trends toward cost containment measures in the health care industry or by financial difficulties suffered by private payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Private payors, managed care organizations and similar groups also influence decisions regarding the use of a particular drug treatment and focus on product cost in light of how the product may impact the overall cost of treatment. Further, some private payors, including large managed care organizations and some private physician practices, have recently experienced financial trouble. The ability to collect from third-party payors also affects Accredo's revenue and profitability. If the Company is unable to collect from third-party payors, it could have a material adverse impact on our business and financial condition.

         Our dependence on reimbursement from private payors is evident from the portion of total revenue they constitute. For the nine-month period ended March 31, 1999 and the fiscal years ended June 30, 1998 and 1997, we derived approximately 83%, 80% and 83%, respectively, of our gross patient service revenue from private payors (including self-pay), which included 6%, 7% and 11%, respectively, from sales to private physician practices whose ultimate payor is typically Medicare.

         Changes in medicare or medicaid could hurt our business. Changes in the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services may adversely affect our earnings. We estimate that approximately 17% of our net revenue for the nine months ended March 31,

1999, 20% of our net revenue for the fiscal year ended June 30, 1998 and 17% of our net revenue for the fiscal year ended June 30, 1997 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations:

         Our quarterly financial results may fluctuate significantly. Our financial results have historically fluctuated on a quarterly basis, and this pattern is expected to continue. These quarterly fluctuations could adversely affect the market price of our common stock and are attributable to many factors, including:

-        Below-expected sales of a new drug;
- Increases in our operating expenses in anticipation of the launch of a new drug;
-        Price and term adjustments with our suppliers;
-        Inaccuracies in our estimates of the cost of ongoing programs;
-        The timing and integration of our acquisitions;
-        Changes in governmental regulations;
- The annual renewal of deductible and co-payment requirements, so that patient ordering patterns are affected, causing a seasonal reduction in revenue from existing drug programs for our third fiscal quarter;
- Our provision of drugs, now or in the future, to treat seasonal illnesses;
-        Physician prescribing patterns; and
-        General economic conditions.

        Liabilities and costs may arise from our joint ventures and acquisitions. As part of our growth strategy we continually evaluate joint venture and acquisition opportunities. Although we cannot predict or provide assurance that Accredo will complete any future acquisitions or joint ventures, if we do, Accredo will be exposed to a number of risks, including:

-        Difficulty in assimilating the new operations;
-        Increased transaction costs;
-        Diversion of management's attention from existing operations;
- Dilutive issuances of equity securities that may negatively impact the market price of our stock;
-        Increased debt;
- Increased amortization expense related to goodwill and other intangible assets that would decrease our earnings.

         Accredo may also expose itself to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities it acquires, such as liability for failure to comply with health care or reimbursement laws. Although we believe that appropriate indemnification provisions were included in Accredo's previous acquisitions and joint venture arrangements, Accredo could be exposed to liability for pre-acquisition operations with respect to the following transactions:

- The purchase in May 1996 of Southern Health Systems, Inc. Southern Health had four subsidiaries, each of which had prior operating histories. While Southern Health divested all of its subsidiaries with unrelated businesses before closing, Accredo could potentially be held liable for matters relating to the operations of the divested subsidiaries for periods before the divestiture.
- The purchase in June 1997 of Hemophilia Health Services, Inc., which had an extensive operating history.
- The purchase in November 1998 of a 50% interest in two California general partnerships.

         Our industry is subject to extensive government regulation. The marketing, sale and purchase of drugs and medical supplies is extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, we could suffer a material adverse effect to our business, financial condition and results of operations. Our business could also be materially and adversely effected if the suppliers or clients we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation, and have not been addressed by substantive court decisions.

         The health care laws and regulations that especially apply to our activities include:

- The federal "Anti-Kickback Law" prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996 ("HIPAA") created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although certain "safe harbor" regulations attempt to clarify when an arrangement may fall outside of the scope of the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these exceptions.

- The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or their immediate family member has a "financial relationship." A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.
- State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.
- Federal and state investigations and enforcement actions have recently begun focusing on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients.
- The False Claims Act encourages private individuals to file suits on behalf of the government, and can result in significant financial sanctions.

         Our business will be harmed if we are unable to effectively manage our growth. Our rapid growth over the past two fiscal years has placed a strain on our resources and if we cannot effectively manage our growth, our business, financial condition and results of operations could be materially and adversely affected. We have experienced a large increase in the number of our employees, the size of our programs and the scope of our operations. If this growth continues, the strain could cause us to relocate our operations to a new city or area. Our ability to manage this growth and be successful in the future will depend partly on our ability to retain skilled employees, enhance our management team and improve our management information and financial control systems.

         Our business could be adversely affected by the substantial competition within our industry. The specialty pharmacy industry is highly competitive and is continuing to become more competitive. All of the drugs, supplies and services that we provide are also available from our competitors. Accredo's current and potential competitors include:

-         Specialty pharmacy divisions of wholesale drug distributors;
-         Specialty pharmacy distributors;
-         Pharmacy benefit management companies
-         Hospital-based pharmacies;
-         Retail pharmacies;
-         Home infusion therapy companies;
-         Comprehensive hemophilia treatment centers; and
-         Other alternative site health care providers.

         Many of our competitors have substantially greater resources and more established operations and infrastructure than Accredo. We are particularly at risk for one of our suppliers deciding to pursue its own distribution and services. Some of our competitors, such as hospitals and hemophilia treatment centers, have the advantage of federally mandated drug discounts that are not available to Accredo, and which are proposed to be available to even more potentially competing centers. A significant factor in effective competition will be an ability to maintain and expand relationships with managed care companies, pharmacy benefit managers and other payors who can effectively determine the pharmacy source for their enrollees.

         Our product delivery requirements depend heavily on available shipping services appropriate to our products. Since almost all of our revenues result from the sale of drugs we deliver to our patients, we depend heavily on our shipping services for efficient, cost effective delivery of our product. There are many risks associated with this dependence, all of which could materially and adversely affect our business. Those risks include:

-        Any significant increase in shipping rates;
- Strikes or other service interruptions by our primary carrier, Federal Express, or by another carrier that could affect Federal Express; or
- Product spoilage during shipment, since our drugs are expensive and often require special handling, such as refrigeration. We do not maintain insurance against product spoilage during shipment and the loss of even small shipments could represent a significant cost.

         We rely on a few key people. We depend on a number of our key executives, and the loss of their services could cause a material adverse effect to our company. We do not maintain "key person" life insurance policies on any of those executives. As a result, Accredo is not insured against the losses resulting from the death of its key executives. Further, we must be able to attract and retain other qualified, essential employees for our technical operating and professional staff, such as pharmacists.

         We may need additional capital to finance our growth and capital requirements. In order to implement our growth strategy, we will need substantial capital resources and will incur, from time to time, additional short- and long-term indebtedness, the terms of which will depend on market and other conditions. We cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity securities that would reduce the percentage ownership of our then current stockholders.

         We could be adversely affected by an impairment of the significant amount of goodwill on our financial statements. The formation of Accredo and our acquisitions of Southern Health Systems and Hemophilia Health Services resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the value of the tangible and intangible assets owned by those companies at the time they were acquired was less than the purchase price. We have determined that the goodwill recorded as a result of those acquisitions will benefit Accredo for a period of no less than 40 years and, as a result, we amortize this goodwill evenly over a 40-year period. There can be no assurance that Accredo will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings.

         If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of March 31, 1999, Accredo had goodwill, net of accumulated amortization, of approximately $48.7 million, or 36% of total assets and 337% of stockholders' equity.

         Since our growth strategy may involve the acquisition of other companies, we may record additional goodwill in the future. The amortization and possible write-off of this goodwill could negatively impact our future earnings. Also, in future acquisitions we may be required to allocate a portion of the purchase price to the value of non-competition agreements, patient base and contracts that are acquired. The value of any amounts allocated to these items could be amortized over a period much shorter than 40 years. As a result, our earnings and potentially our stock price could be negatively impacted.

         The price of our stock could be volatile and subject to substantial fluctuations. Our common stock is traded on the Nasdaq National Market. Since our stock has only been publicly traded for a short time, an active trading market for the stock may not develop or be maintained. Also, the market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

- Future announcements concerning us, our competitors or the health care market;
-         Changes in government regulations;
-         Changes in earnings estimates by analysts; and
-         Changes in operating results from quarter to quarter.

         Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in demand or reimbursement levels for our services and general economic, political and market conditions, may adversely affect the market price of our common stock.

         Certain of our stockholders could act together to exert control over Accredo. Our directors, executive officers and their affiliates, as a group, including Welsh, Carson, Anderson & Stowe, VII, L.P., beneficially own approximately 56% of our outstanding voting common stock. If those stockholders acted together, they could control the election of directors, and influence other matters that require a vote by our stockholders, potentially using that power to prevent a change in control at a premium over the prevailing market price of our common stock.

         Future sales of our common stock could cause the price of our shares to decline. Sales of substantial amounts of our common stock in the public market, or the belief those sales might occur, could cause the price of our stock to decline. We presently have outstanding 9,077,087 shares of common stock, 3,450,000 of which were sold in our initial public offering in April 1999 and are freely tradable.

         Subject to certain volume and other limitations of Rule 144, holders of 5,627,087 restricted shares of common stock will be eligible to sell their shares to the public upon the expiration of a "lock-up" period of 180 days following April 15, 1999, which was the effective date of the registration statement relating to our initial public offering. A substantial majority of those holders also have contractual rights to have their shares registered for resale after the lock up period expires free of any limitations imposed by Rule
144. If those holders, after the 180-day lockup period, cause a large number of shares to be sold in the public market, the market for the common stock could be adversely affected.

         Accredo has also registered 698,214 shares of common stock reserved for future stock awards under our stock plans, and 899,286 shares of common stock reserved for issuance upon the exercise of outstanding awards. Those shares are freely tradable upon exercise, except to the extent that the holders are deemed to be affiliates of Accredo, in which case the transferability of such shares will be subject to the volume limitations of Rule 144, and except to the extent the holders are subject to "lock up" agreements.

         Our certificate of incorporation and bylaws could inhibit a takeover of Accredo, resulting in a decline in the market price for the common stock. Certain provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could make it more difficult for a third party to acquire control of Accredo, or could discourage a third party from attempting to acquire our company. These provisions might limit the price that investors would pay in the future for shares of our common stock. Examples of these provisions include:

-        The classification of our Board of Directors into three classes;
- Blank check preferred stock that may be issued by our Board of Directors, without stockholder approval, containing preferences or rights objectionable to an acquiror;
- Restrictions on calling special meetings at which an acquisition or change in control might be brought to a vote of the stockholders; and
- The right to impose procedural and other requirements that could make it more difficult for stockholders to effect certain corporate actions.

         We are subject to a provision of the Delaware General Corporation Law (Section 203), that restricts certain business combinations with an "interested stockholder" and could delay, defer or prevent a change in control of Accredo.

FORWARD LOOKING STATEMENTS

         Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and "continue" or similar words. You should read statements that contain these words carefully for the following reasons:

-        the statements discuss our future expectations;
- the statements contain projections of our future earnings or of our financial condition; and
-        The statements state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed above, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, the demand for Accredo's services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, the impact of year

2000 issues, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

         Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the above risk factors, elsewhere in this quarterly report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. In such case, the trading price of our common stock could decline and you may lose all or part of our investment.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses derivative financial instruments to manage its exposure to rising interest rates on its variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. Since the Company has fixed its interest rate through October 31, 2001 on $25.0 million of its revolving credit facility through such a financial instrument, the Company would not benefit from any decrease in interest rates on this portion of its credit facility. Accordingly, a 100 basis point decrease in interest rates along the entire yield curve would not increase pre-tax income by $187,000 for the nine months ended March 31, 1999 as would be expected without this financial instrument. However, a 100 point increase in interest rates along the entire yield curve would also not decrease pre-tax income by $187,000 for the same period as a result of using this derivative financial instrument. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(d)      Use of Proceeds

         The Company's Registration Statement on Form S-1 (File No. 333-62679) was declared effective on April 15, 1999. On April 16, 1999, the Company commenced the Offering of its Common Stock, par value $.01 per share ("Common Stock"). The managing underwriters for the offering were Hambrecht & Quist, NationsBanc Montgomery Securities LLC and SunTrust Equitable Securities. The Company registered 3,450,000 shares of Common Stock, for an aggregate price to the public of the amount registered of $55,200,000. All of the 3,450,000 shares of Common Stock registered were offered and sold by the Company. On April 21, 1999, the Company closed on 3,000,000 of such shares of Common Stock, and the aggregate offering price to the public of such amount was $48,000,000. The underwriters subsequently exercised in full their over-allotment option to purchase the remaining registered and unsold shares of Common Stock, and on April 27, 1999, the Company sold the remaining 450,000 shares of Common Stock with an aggregate offering price to the public of $7,200,000. Therefore, the offering was completed following the sale of all 3,450,000 shares of Common Stock registered, at an aggregate offering price to the public of $55,200,000.

         Through May 14, 1999, the aggregate amount of expenses incurred for the Company's account in connection with the issuance and distribution of its Common Stock was approximately $5,364,000, including $3,864,000 in underwriting discounts and commissions and $1,500,000 in other estimated offering expenses.

         The net Offering proceeds to the Company, after deducting the estimated total expenses, were approximately $49,836,000. As of May 14, 1999, approximately $31.4 million of the net offering proceeds have been used to redeem all shares of the Company's Series A Cumulative Preferred Stock, including all accrued dividends; approximately $11.2 million of the proceeds have been used to prepay in full all principal and accrued interest on the Company's Senior Subordinated Notes and approximately $7.0 million of the proceeds have been used to decrease the outstanding balance on the Company's revolving credit facility. The balance of the net offering proceeds has been invested in interest bearing investment grade securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Shareholders holding a majority of the issued and outstanding shares of the common stock of the Company acting by written consent without a meeting on April 12, 1999 in accordance with the By-laws of the Company and Section 228 of the Delaware General Corporation Law adopted the following matters.

1. Proposed Amendment and Restatement of the Company's Certificate of Incorporation.

         VOTED FOR:   5,109,847             VOTED AGAINST:   0

2.       Proposal to approve the Company's 1999 Employee Stock Purchase Plan

         VOTED FOR:   5,109,847             VOTED AGAINST:   0


3.       Proposal to approve the Company's 1999 Long Term Incentive Plan

         VOTED FOR:   5,109,847             VOTED AGAINST:   0


         Notice of these corporate actions was given to all of the stockholders of the Company who did not consent in writing thereto.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 27        Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

         None.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 1999                        Accredo Health, Incorporated
                                    /s/ David D. Stevens
                                    ----------------------------
                                    David D. Stevens
                                    Chairman of the Board and
                                    Chief Executive Officer

                                    /s/ Joel R. Kimbrough
                                    ----------------------------
                                    Joel R. Kimbrough
                                    Senior Vice President, Chief
                                    Financial Officer and Treasurer