Form 10-K
period 1999-06-30
ACCREDO HEALTH INC
filed 1999-09-28
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED JUNE 30, 1999

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25769

                          ACCREDO HEALTH, INCORPORATED
              (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

               DELAWARE                               62-1642871
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
     INCORPORATION OR ORGANIZATION)

         1640 CENTURY CENTER PKWY, SUITE 101, MEMPHIS, TENNESSEE 38134 (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 385-3688

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Company was $163,296,441 as of September 17, 1999, based upon the closing price of such stock as reported on the Nasdaq National Market System ("Nasdaq Stock Market") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 9,144,887 shares of common stock, $.01 par value, outstanding at September 17, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Registrant's Proxy Statement for its 1999 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART I


         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and "continue" or similar words. You should read statements that contain these words carefully for the following reasons:

         -        the statements discuss our future expectations;
         - the statements contain projections of our future earnings or of our financial condition; and
         -        The statements state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, the demand for Accredo's services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, the impact of year 2000 issues, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

         Before you invest in our common stock, you should be aware that the occurrence of any of the events described in the risk factors, elsewhere in this report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

ITEM 1.  BUSINESS

OVERVIEW

         Accredo Health, Incorporated ("Accredo") provides specialized contract pharmacy and related services pursuant to agreements with biotechnology drug manufacturers relating to the treatment of patients with certain costly, chronic diseases. The Company focuses primarily on biotechnology drugs that:
(i) are used on a recurring basis to treat chronic and potentially life threatening diseases; (ii) are expensive, with annual therapy costs generally ranging from $6,000 to $200,000 per patient; (iii) are administered through injection; and (iv) require temperature control or other specialized handling as part of their distribution process.

         Currently, the Company provides services that address the needs of patients with the following diseases: Gaucher Disease, a hereditary liver enzyme deficiency; hemophilia, a hereditary bleeding disorder; Multiple Sclerosis, a debilitating disease of the central nervous system; growth hormone-related disorders; Crohn's Disease, a chronic inflammatory disease affecting the gastrointestinal tract, and Respiratory Synctial Virus (RSV), a serious lower respiratory tract disease affecting infants.

         The Company addresses the needs of biotechnology manufacturers by providing specialized services that facilitate product launch and patient acceptance, including the collection of timely drug utilization and patient compliance information, patient education and monitoring through the use of written materials and telephonic consultation, reimbursement expertise and overnight drug delivery. The Company currently has relationships with Genzyme Corporation, Biogen, Inc., Genentech, Inc., Centocor, Inc., and MedImmune, Inc. These relationships are not exclusive, but generally involve a designation of the Company as a preferred or recommended provider of the manufacturer's drugs, direct marketing of the Company's services, customized pricing reflecting the Company's specialized services and flexibility in adjusting prices and other terms in the event of changed market conditions or service levels.

         The Company's objective is to be the leading provider of specialized contract pharmacy and related services. Key elements of the Company's strategy include: (i) expanding the number of chronic diseases served; (ii) leveraging its expertise to expand its service offerings; (iii) establishing additional relationships with academic medical centers and children's hospitals that treat patients with costly, chronic diseases; (iv) increasing its number of payor contracts; and (v) pursuing acquisitions of similar or complementary businesses.

         Accredo, formerly known as Nova Holdings, Inc., was incorporated in Delaware in 1996. Accredo acquired Southern Health Systems, Inc. ("SHS") and its wholly owned subsidiary Nova Factor, Inc. ("Nova Factor") in 1996 and continues to own SHS and its subsidiary, Nova Factor. In June 1997, Accredo acquired all of the outstanding stock of Hemophilia Health Services, Inc. ("HHS") (formerly known as Horizon Health Systems, Inc.). The Company consummated an initial public offering of its common stock in April 1999. Unless otherwise indicated, Company refers to Accredo Health, Incorporated and its subsidiaries. The principal executive offices of the Company are located at 1640 Century Center Parkway, Suite 101, Memphis, Tennessee 38134. Its telephone number at that address is 901-385-3688.

SERVICES

         The Company's services include specialized contract pharmacy, clinical, reimbursement and delivery services.

Contract Pharmacy Services. The Company offers customized services to biotechnology drug manufacturers designed to meet specific needs that arise at various stages in the life cycles of their products. During the pre-launch stage of product development, the Company provides consulting services related to strategic pricing decisions and the impact those decisions may have on private insurance and Medicaid and Medicare reimbursement policies. The Company also offers analyses and information to assist manufacturers in evaluating payor mix and pricing strategies for their new drugs. The Company will test a manufacturer's packaging to assess maintenance of product temperatures and to determine whether the packaging system will maintain product integrity during normal shipping conditions. In addition, the Company offers advice on ancillary injection and infusion supplies and assists in procuring supplies and customized packaging for infusion supply kits. The Company provides clinical protocols that assist nurses and caregivers in learning how to safely and effectively administer a drug, including aseptic techniques, supplies needed and infusion time required. The Company also has extensive experience with patient assistance programs for uninsured or underinsured patients and offers consulting services that assist manufacturers in determining appropriate admission criteria for such programs.

         Following product launch, the Company offers: (i) clinical hotlines that allow the physician or patient caregiver to inquire about product usage, adverse drug reactions and other clinical questions; (ii) reimbursement hotlines for patients and health care professionals; (iii) support for manufacturers' patient assistance programs for patients without the financial ability to otherwise acquire needed drugs and services; (iv) replacement drug and supply programs that replenish patients' inventory of products or supplies that become damaged; (v) home care coordination programs that provide patient assistance in training, the identification of home care providers and the transfer of clinical information to all caregivers; and (vi) triage services that refer patients to the appropriate provider based on the patients' insurance provider network. Results of the Company's interaction with patients (which is primarily via telephone) are coded and tracked to compile valuable information, including side effects, drug interactions, administration problems, supply issues, changes to new products, and reasons for therapy discontinuation and non-compliance. The Company will also report on adverse drug reactions, log the occurrence, and complete an initial preliminary report of the occurrence to assist manufacturers in completing adverse event reports in a timely manner. The Company can also create a wide variety of additional reports that can be custom tailored to meet specific manufacturers' needs.

Clinical Services. At the initiation of service, the Company works with the patient and the patient's physician to implement the prescribed plan of care. In order to assist patients with their complicated treatment program, the Company provides clinical consultation and education regarding the patient's disease and treatment program, helps patients set realistic expectations for their drug therapy, helps coordinate backup care in the event of an acute episode, provides current information on advances in technology and treatment regimens, coordinates medication during travel and helps patients establish an inventory management and record keeping system. The Company maintains frequent communication with patients to monitor and encourage compliance with the prescribed plan of care and persistence in staying on therapy for the entire course of treatment. The Company also helps patients understand their medication and manage the potential side effects and adverse reactions that can occur so that patients are less likely to discontinue therapy. In addition, the Company assists patients and their families in coping with a variety of difficult social and emotional challenges presented by their disease, participates in national, state and local patient advocacy organizations, assists in the formation of patient support groups, advocates legislation to advance specific patient interests and publishes newsletters containing information relevant to its patients.

Reimbursement Services. The Company assists in managing reimbursement issues related to the patient's condition and treatment program. Generally, the Company contacts the payor prior to each shipment to determine the patient's health plan coverage and the portion of costs that the payor will reimburse. The Company's reimbursement specialists review such issues as pre-certification or other prior approval requirements, lifetime limits, pre-existing condition clauses and the availability of special state programs. From time to time, the Company negotiates with payors to facilitate or expand coverage for the chronic diseases served by the Company. In addition, the Company accepts assignment of benefits from numerous payors, which substantially eliminates the claims submission process for many patients.

Delivery Services. The Company provides timely delivery of drugs and ancillary supplies directly to the patient or the patient's physician in packaging specially designed to maintain appropriate temperatures and which typically contains all of the supplies required for reconstitution and administration in the patient's home or in other alternate sites. Substantially all products are shipped from the Company's two primary pharmacy locations in Memphis and Nashville, Tennessee. The Company also maintains satellite pharmacy locations in Dallas-Ft. Worth, Texas and Birmingham, Alabama. The Company ships its products via FedEx.

DISEASE MARKETS, DRUG PRODUCTS AND SUPPLIERS

         Substantially all of the biotechnology drugs sold by the Company, other than clotting factor products, are available only from single sources. Currently, the Company provides its specialty services with respect to the following drugs and diseases:

Gaucher Disease. Type I Gaucher Disease is the most common form of Gaucher Disease, affecting about 90% of all Gaucher patients. Type I Gaucher Disease is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency of an important enzyme in the body called glucocerebrosidase ("GCR"). This deficiency results in the accumulation of the glucocerebroside lipid in the cells of organs in the body. Genzyme's Ceredase(R) and Cerezyme(R) products are the only FDA approved products used for treating Gaucher Disease.

         The Company has a preferred relationship with Genzyme relating to Ceredase(R) and Cerezyme(R). Ceredase(R) is a modified form of human GCR which uses glycoprotein remodeling technology to target GCR to the cells where the lipid accumulation occurs. Cerezyme(R) is a recombinant form of GCR which has been remodeled in a similar manner. Ceredase(R) and Cerezyme(R) are generally administered by intravenous infusion. Dosing frequencies vary, but a typical dosing regimen involves administration once every two weeks. The current agreement between the Company and Genzyme (the "Genzyme Agreement"), provides that the Company dispenses Ceredase(R) and Cerezyme(R) in the United States and provides various information and other services to Genzyme. The pricing of Ceredase(R) and Cerezyme(R) under the Genzyme Agreement, as well as the scope and pricing of services provided by the Company, are subject to periodic adjustment. The Genzyme Agreement automatically renews on an annual basis unless either party provides 90 days prior notice of non-renewal, and is terminable by either party for any reason with 60 days prior notice. In addition, the Genzyme Agreement provides that during its term and for a period of five years after termination, the Company may not sell any prescription drug for the treatment of Gaucher Disease other than Ceredase(R) and Cerezyme(R). The Company does not have exclusive rights to sell Ceredase(R) or Cerezyme(R), and Genzyme has reserved the right under the Genzyme Agreement to sell these products directly or to appoint other distributors of these products.

Hemophilia. Hemophilia is an inherited, genetic, lifelong bleeding disorder caused by the absence or inactivity of an essential blood clotting protein or "factor." Two major disease categories exist, hemophilia A, or Factor VIII deficiency, and hemophilia B, or Factor IX deficiency. It is estimated that there are approximately 20,000 people with hemophilia in the United States, and presently there is no known cure. Individuals with hemophilia are susceptible to bleeding episodes which can occur spontaneously or as a result of physical activity or trauma. While small surface cuts can usually be treated with a pressure bandage, the most frequent complication of hemophilia is internal bleeding into muscles and joints which can cause arthritis and debilitating orthopedic problems. More serious complications include internal bleeding in the head, neck, spinal cord or internal organs which can cause death.

         Hemophilia is generally treated by infusing anti-hemophilic factor concentrates intravenously when the symptoms of a bleed are detected. Approximately 60% of the persons with hemophilia in the United States have a severe form of the disorder as measured by the level of factor naturally present in the body. In general, the more severe the factor deficiency, the more frequently the bleeding episodes may occur. On average, someone with severe hemophilia will need to infuse factor weekly. In many individuals with severe hemophilia, factor therapy is administered prophylactically to maintain high enough circulating factor levels to minimize the risk of bleeding.

         In the recent past, many patients contracted hepatitis or human immunodeficiency virus ("HIV") as a result of contaminated plasma derivative therapies they received prior to the mid-1980's. It is estimated that approximately one-half of the hemophilia population who received anti-hemophilic factor prior to the mid-1980's was exposed to HIV and is at risk of developing acquired immune deficiency syndrome ("AIDS"). The Company offers medications used in treating AIDS as a convenience to its hemophilia patients that have contracted the HIV virus. In the early 1990's, recombinant clotting factor, a biotechnological alternative to plasma-derived factor, was introduced and to date has proved to be as effective as the plasma-derived products with virtually no risk of viral transmission. Current utilization reflects increased use of recombinant and monoclonal products by physicians because of the advantages of increased purity. Issues related to the development of inhibitors, or antibodies to the infused factor products, may influence future utilization of these products.

         There are currently six major suppliers of FDA approved products used for treating hemophilia. The Company has supply contracts with all six suppliers (Bayer Corporation and Baxter Healthcare Corporation, Alpha Therapeutic Corporation, Centeon LLC, Genetics Institute, Inc. and the American Red Cross). No supplier is responsible for a majority of the Company's hemophilia product purchases.

Multiple Sclerosis. Multiple Sclerosis is a debilitating neurological disease of the central nervous system that is characterized by episodic symptoms followed by fixed neurologic deficits, increasing disability and physical decline over a period of 30 to 40 years. The disease is believed to be caused by the destruction of myelin sheaths by the body's own immune system. It is estimated that Multiple Sclerosis affects between 250,000 and 350,000 people in the United States, approximately two-thirds of whom are women. Disease onset typically occurs in young adults between the ages of 20 and 40. Of the patients diagnosed with Multiple Sclerosis in the United States, about 90% of patients initially have relapsing Multiple Sclerosis and about half of those patients go on to develop a progressive form of the disease. About 10% of patients exhibit a progressive form of the disease at onset. There are currently three FDA approved products used for treating relapsing Multiple Sclerosis: Avonex(R), which is manufactured by Biogen; Betaseron(R), which is manufactured by Chiron Corporation; and Copaxone(R), which is manufactured by Teva Pharmaceutical Industries Limited. Biogen's Avonex(R) product is the only FDA approved product shown to slow the accumulation of disability in patients with relapsing forms of Multiple Sclerosis and, as a result, Avonex(R), which is generally administered via a single intramuscular injection once per week, is used by a majority of such patients in the United States currently on drug therapy.

         The Company and Biogen have entered into an agreement (the "Biogen Agreement"), pursuant to which the Company dispenses Avonex(R) and provides various services and information to Biogen. The pricing of Avonex(R) under the Biogen Agreement, as well as the scope and pricing of services provided by the Company, are subject to periodic adjustment. The Biogen Agreement expires November 30, 1999 and the parties are in the process of preparing a new agreement. The Agreement is terminable by either party for any reason with 90 days prior notice. In addition, the Biogen Agreement provides that as long as the Company is the only preferred home delivery service provider approved by Biogen (other than providers to Medicaid patients in certain states), the Company may not without Biogen's approval sell any products that compete with Avonex(R) for the treatment of Multiple Sclerosis. The Company does not have any exclusive rights to sell Avonex(R) and Biogen has reserved the right under the Biogen Agreement to sell Avonex(R) directly or to appoint other providers of home delivery pharmacy services for Avonex(R), but such action would eliminate the Company's exclusivity obligations.

Growth Hormone-Related Disorders. A major treatable cause of growth delay in children is growth hormone deficiency. It is estimated that there are approximately 20,000 pediatric patients in the United States who are candidates for growth hormone therapy. The market for growth hormone products is relatively mature and currently five manufacturers sell nine FDA-approved growth hormone products for a variety of indications. However, a majority of patients currently being treated with growth hormone products use one of Genentech's growth hormone products, Protropin(R), Nutropin(R) or Nutropin AQ(R).

         The Company has purchasing relationships with all five manufacturers of growth hormone products used in the United States, including a preferred relationship with Genentech. Growth hormone products are administered by injection several times per week, and in some cases daily. Typically, patients or family members administer the medication at home without the presence of a nurse. The Company and Genentech have entered into a distribution agreement (the "Genentech Agreement"), pursuant to which the Company dispenses Genentech's human growth hormone products, Protropin(R), Nutropin(R) and Nutropin AQ(R), in the United States and pursuant to which the Company provides various information and other services to Genentech. The pricing of Protropin(R), Nutropin(R) and Nutropin AQ(R) under the Genentech Agreement, as well as the scope and pricing of the services provided by the Company under such agreement, are subject to periodic adjustment. The Genentech Agreement has an initial term expiring on December 31, 1999, unless extended by mutual agreement, and may only be terminated by either party for cause following a 60-day right to cure or in the event of bankruptcy, insolvency or similar events affecting the other party. In addition, the Genentech Agreement provides that during the term of the agreement, the Company can (subject to certain conditions) sell human growth hormone products other than Protropin(R), Nutropin(R) and Nutropin AQ(R). The Company does not have any exclusive rights to distribute Protropin(R), Nutropin(R) and Nutropin AQ(R).

 Crohn's Disease. Crohn's Disease is a chronic and debilitating disorder involving inflammation of the gastrointestinal tract. Symptoms include abdominal pain, diarrhea, fever, general fatigue and weight loss. Some patients develop draining fistulae. Remicade(TM), a drug developed by Centocor, has been approved by the FDA for commercialization for the treatment of moderately to severely active Crohn's Disease for the reduction of its signs and symptoms in patients who have an inadequate response to conventional therapy. It has also been approved as a treatment for patients with fistulizing Crohn's Disease for reduction in the number of draining fistulae. Crohn's Disease is estimated to affect approximately 400,000 patients in the United States, of which as many as 140,000 patients have moderate to severe Crohn's Disease. Of those with moderate to severe Crohn's Disease, more than 40,000 suffer from fistulizing disease.

         In August 1998, the Company established a preferred relationship with Centocor relating to Remicade(TM). Under an agreement between the Company and Centocor (the "Centocor Agreement"), the Company dispenses Remicade(TM) and provides various information and other services to Centocor. The pricing of Remicade(TM) under the Centocor Agreement, as well as the scope and pricing of the services provided by the Company under such agreement, are subject to periodic adjustment. The Centocor Agreement has an initial term of three years ending August 2001, with a renewal provision. The Company does not have any exclusive rights to sell Remicade(TM), and Centocor has reserved the right under the Centocor Agreement to sell Remicade(TM) directly or to appoint distributors or other providers of pharmacy services for Remicade(TM). Centocor's decision to appoint other providers of pharmacy services would eliminate the Company's exclusivity obligations.

Respiratory Synctial Virus (RSV). RSV is a serious lower respiratory tract disease that attacks pediatric patients. RSV is the most common cause of pneumonia and bronchitis in infants and children. Approximately two thirds of infants are infected with RSV during the first year of life and almost one hundred percent have been infected by age two. It has been estimated that, nationwide, RSV infection causes approximately 90,000 hospitalizations. Synagis(R) manufactured by MedImmune, Inc. significantly advances the prevention of this serious viral disease in pediatric patients. Studies have shown that monthly preventive treatment with Synagis(R) was associated with a 55% reduction in hospitalizations due to RSV.

         RSV is seasonal with the disease striking primarily during the period of November through April. The Company and MedImmune renewed their relationship for the 1999-2000 RSV season by executing a new distribution agreement on August 16, 1999. The MedImmune Agreement has a term of one year. The Company does not have the exclusive right to sell Synagis(R), although it has been named as one of two national providers of the drug for the 1999-2000 RSV season. The agreement can be terminated by either party upon thirty (30) days notice.

RELATIONSHIPS WITH MEDICAL CENTERS

         The Company currently has joint ventures with four medical centers (or their affiliates): Childrens Home Care located in Los Angeles, California; Alternative Care Systems, Inc. located in Dallas, Texas; Cook Childrens Medical Center located in Ft. Worth, Texas; and Children's Memorial Hospital located in Chicago, Illinois. In the typical joint venture arrangement, the Company and a medical center (or its affiliate) form a joint venture entity that then enters into a management agreement with the Company to obtain specialized contract pharmacy services. Under the terms of the joint venture agreement, the Company manages the sales, marketing and provision of specialty pharmacy services in exchange for a monthly management fee and the reimbursement of certain expenses. Generally, the Company and the medical center share in the profits and losses of the joint venture entity in proportion to their respective capital contributions. The agreements generally have initial terms of between one and five years and contain certain restrictive covenants and rights of first refusal.

         In addition to joint venture relationships, the Company has entered into management agreements with medical centers (or their affiliates) to provide specialized contract pharmacy services. The Company currently has contract management relationships with three medical centers (or their affiliates): LeBonheur Children's Medical Center located in Memphis, Tennessee; duPont Hospital for Children located in Wilmington, Delaware and Children's National Medical Center located in Washington D.C. Pursuant to these management agreements, the Company provides goods and services used in the medical center's specialized pharmacy business, including drugs and related supplies, patient education, clinical consultation and certain reimbursement services. While the payment terms under such management agreements vary, the Company is generally reimbursed for its costs and is paid a monthly management fee from the sale of those products and services. These agreements usually have terms of between one and five years and are terminable by either party, with or without cause, with between one and twelve months prior notice.

PAYORS

         The following are the approximate percentages of the Company's gross patient service revenue attributable to various payor categories for the fiscal years ended June 30, 1999 and 1998:

                                                               YEAR ENDED           YEAR ENDED
                                                              JUNE 30, 1999       JUNE 30, 1998
                                                              -------------       -------------
Private payors (including self pay)(1)...............              82%                 80%
Medicaid and other state programs....................              16%                 17%
Medicare and other federal programs..................               2%                  3%
      Total..........................................             100%                100%

-----------

(1) Includes sales to private physician practices, whose ultimate payor is typically Medicare, which accounted for approximately 6% of gross patient service revenue for fiscal year 1999 and 7% of gross patient service revenue for fiscal year 1998.

         The primary trend in the United States health care industry is toward cost containment. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of health care providers and competition for patients has and continues to affect pricing, purchasing and usage patterns in health care. Decisions regarding the use of a particular drug treatment are increasingly influenced by large private payors, including managed care organizations, pharmacy benefit managers, group purchasing organizations, regional integrated delivery systems and similar organizations and are becoming more economically focused, with decisions taking into account product cost and whether a product reduces the cost of treatment. Efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, claim delays or denials and other similar measures could have a material adverse effect on the Company's business, financial condition and results of operations.

         Certain payors set lifetime limits on the amount reimbursable to patients for medical costs. Certain of the Company's patients may reach these limits because of the high cost of their medical treatment and associated pharmaceutical regimens. Certain payors may attempt to further control costs by selecting certain firms to be their exclusive providers of pharmaceutical or other medical product benefits. If any such arrangements were with the Company's competitors, the Company would be unable to be reimbursed for purchases made by such patients.

         The Company derives a significant portion of its revenue from governmental programs such as Medicare and Medicaid. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers and Congress recently enacted the Balanced Budget Act of 1997 (which establishes a plan to balance the federal budget by 2002) that includes significant additional reductions in spending levels for these programs. This legislation also replaced and relaxed the federal Medicaid payment standard thereby increasing state discretion over administration of Medicaid programs. Furthermore, federal and state proposals are pending that would impose further limitations on governmental payments and that would increase patient co-payments and deductibles. Additionally, a number of states are considering legislation designed to reduce their Medicaid expenditures and provide universal coverage and additional care for certain populations, including proposals to impose additional taxes on providers to help finance or expand such programs, and some states may require the Company to maintain a licensed pharmacy in the state in order to qualify for reimbursement under state-administered reimbursement plans. Any of these changes could result in significant reductions in payment levels for drugs handled and services provided by the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

         The specialty pharmacy services industry is highly competitive and is experiencing both horizontal and vertical consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of the Company's current and potential competitors include specialty pharmacy divisions of national wholesale drug distributors; specialty pharmacy distributors, such as Caremark Therapeutic Services (a subsidiary of MedPartners, Inc.) and Olsten Corporation; pharmacy benefit management companies; hospital-based pharmacies; retail pharmacies; home infusion therapy companies; certain manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and hospital-based comprehensive hemophilia care centers and other alternate site health care providers. Some of the Company's competitors have greater financial, technical, marketing and managerial resources than the Company.

         While competition is often based primarily on price and quality of care and service, it can also be affected by the ability to develop and maintain relationships with patients and referral sources, depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse affect on the Company's business, financial condition and results of operations.

         Through federal legislation such as the Social Security Act, as amended, the Veterans Health Care Act of 1992, and the Public Health Services Act, and the rules and regulations thereunder, manufacturers of certain types of outpatient drugs, including clotting factor, are required to provide price discounts for such drugs to various types of federally funded hemophilia treatment centers, which is a competitive advantage to such providers not available to the Company.

         Certain of the medical centers with which the Company has a joint venture or management relationship have hemophilia treatment centers ("HTC") that are eligible to purchase factor from manufacturers at a discount pursuant to a provision of the Public Health Service Act as enacted by the Veteran's Health Care Act of 1992 ("PHS Pricing"). Manufacturers that sell outpatient drugs to eligible entities sign an agreement with DHHS under which they agree to not charge a price for covered outpatient drugs in excess of a statutorily set amount. The Company does not directly own or operate an HTC that is eligible for PHS Pricing, which may place it at a competitive disadvantage as a provider of factor, except in the limited circumstances where its affiliated medical centers are eligible for PHS Pricing.

         The HRSA published notice in October 1998 proposing to change current grant award requirements for certain entities eligible under the Section 340B Drug Discount Program (centers eligible for PHS Pricing). This notice proposes imposing a grant award requirement in which all entities that receive HRSA grants listed in Section 340B(a)(4) of the

Public Health Service Act and that purchase or reimburse for covered outpatient drugs must participate in PHS pricing or demonstrate good cause for nonparticipation. If the proposed change in the grant award requirement is finalized, the number of treatment centers and hospitals accessing PHS pricing is expected to increase, thereby providing additional competition to the Company's sale of clotting factor.

GOVERNMENT REGULATION

         As a provider of prescription drugs and related services, the Company is subject to extensive regulation by federal, state and local governments. This regulatory framework is complex and the laws are very broad in scope, subject to differing interpretations and lack substantive court decisions addressing many arrangements under which the Company has and expects to conduct its business. Because civil and criminal sanctions may be imposed for violations of these laws, compliance is a significant operational requirement and risk for the Company. Because of the nature of this regulatory framework, there can be no assurance that all of the Company's business practices would be construed to comply with these laws in all respects, and any violation or alleged violation of these laws could have a material adverse effect on the Company's business, financial condition and results of operations.

Licensure and Registration. In general, the Company's pharmacy operations are regulated by the statutes and regulations of Tennessee, where it is licensed as a retail pharmacy and wholesale distributor of pharmaceuticals, as well as the states of Alabama, and Texas, where it operates satellite retail pharmacies. In addition, the Company currently delivers prescription products from its licensed pharmacies to patients in other states in which the Company does not operate a pharmacy. Many of these states have laws or regulations requiring out-of-state pharmacies to be licensed as a condition to the delivery of prescription products to patients in such states.

         Various federal and state pharmacy associations and some boards of pharmacy have attempted to promote laws or regulations directed at restricting the activities of out-of-state pharmacies, thereby benefiting local pharmacies with which the Company competes from time to time. In addition, a number of states have laws or regulations which, if successfully enforced, would effectively limit some of the financial incentives available to third-party payors that offer managed care prescription drug programs. To the extent such laws or regulations are found to be applicable to the Company, there is no assurance the Company could comply, and noncompliance could adversely affect the Company's pharmacy service operations.

         Any person who manufactures, distributes, or dispenses controlled substances must obtain a registration from the United States Attorney General and, where required, from the appropriate state agency. A separate registration is required at each principal place of business where the applicant manufactures, distributes, or dispenses controlled substances. The laws and regulations also specify label and packaging requirements for manufacturers and distributors and record-keeping and reporting requirements for all registrants. The Company maintains federal and applicable state registrations under these laws.

Professional Practice. State laws prohibit the practice of pharmacy without a license. Accordingly, the Company's pharmacists are all licensed in Tennessee, and other states where required. Although the Company monitors the professional activities of its employees, to the extent that the Company's employees assist patients and providers in helping patients comply with prescribed treatment programs, such activities could be deemed by a state to be the practice of medicine, nursing, or outside the scope of permitted pharmacy practice.

Pharmacy Counseling Law. Federal support of state Medicaid programs for covered outpatient drugs is conditioned on the state having a drug use review ("DUR") program which must consist of prospective drug review, retrospective drug use review, the application of predetermined standards, and an educational program. As part of the program, the state must develop standards containing the minimum specified requirements for the counseling by pharmacists of patients or their caregivers. The Company believes that its pharmacists monitor these requirements and provide the requisite counseling in the ordinary course of their activities.

Federal Mail Order. Federal statutes and regulations establish standards for the labeling, packaging, repackaging, advertising and adulteration of prescription drugs and the dispensing of "controlled" substances and prescription drugs. To the extent that the Company were to use the federal postal service, Federal Trade Commission and United States Postal

Service regulations require mail order sellers to engage in truthful advertising, to stock a reasonable supply of drugs, to fill mail orders within thirty days and, if that is impossible, to inform the consumer of his or her right to a refund.

The Prescription Drug Marketing Act. The federal Prescription Drug Marketing Act ("PDMA") provides that certain drugs and devices, generally those requiring a prescription by a physician, are exempted from the federal labeling and packing requirements, upon the condition that such drugs are not adulterated or misbranded. The PDMA also generally prohibits the selling, purchasing, or trading of any drug sample, which is not intended to be sold or intended to promote the sale of the drug. The PDMA imposes certain documentation and record keeping requirements, as well as proper drug storage and maintenance requirements, in connection with the distribution of drug samples.

Anti-Kickback and Self-Referral. The Company is subject to various federal laws that regulate the relationship between providers of health care services and referral sources such as physicians and hospitals. Under Medicare, Medicaid and other programs of government payment and reimbursement of health-related costs, the federal and state governments enforce a federal statute that prohibits the offer, payment, solicitation or receipt of any remuneration, directly or indirectly, overtly or covertly, in cash or in kind to induce or in exchange for (i) the referral of patients covered by the programs, or (ii) the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the programs (the "Anti-Kickback Law"). Penalties include criminal fines, civil monetary penalties, and imprisonment, and the exclusion of anyone, including an individual or an entity who has committed any of the prohibited acts, from participation in the Medicare and Medicaid programs whether such individual or entity participates in such governmental programs directly or indirectly. If applied to the Company, any of its personnel, or any significant customer or business partner of the Company, such sanctions could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the sanctioning or exclusion of a manufacturer or a recipient of the Company's services from those programs, for activities unrelated to those of the Company, could also have a material adverse effect on the Company's business, financial condition and results of operations.

         In addition, numerous states have existing or proposed laws that prohibit financial arrangements among health care providers. These state laws are not necessarily limited to items or services for which payment is made by Medicare or Medicaid. Violations of these laws include civil and criminal penalties, as well as the suspension or termination of a provider's ability to continue to provide services in the state. Federal and state court decisions interpreting these federal and state statutes are limited, but some courts have construed the statutes to apply if "one purpose" of remuneration is to induce referrals or other conduct within the proscriptions of the statute.

         In an effort to curb health care fraud, Congress included several anti-fraud measures in the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). HIPAA, among other things, amends existing crimes and criminal penalties for Medicare fraud and enacts new federal health care fraud crimes. HIPAA also expands the federal Anti-Kickback Law to apply to all federal health care programs, which is any plan or program that provides health benefits through insurance funded by the federal government. Under HIPAA, the Secretary of the Department of Health and Human Services ("the Secretary") may exclude from the Medicare program any individual who has a direct or indirect ownership or control interest in a health care entity that has been convicted of a health care fraud crime or that has been excluded from the Medicare program, if the individual knew or should have known of the action constituting the basis for the conviction or exclusion of the entity. HIPAA directs the Secretary to establish a program to collect information on health care fraud and abuse to encourage individuals to report information concerning fraud and abuse against the Medicare program and provides for payment of a portion of amounts collected to such individuals. HIPAA mandates the establishment of a Fraud and Abuse Program, among other programs, to control fraud and abuse with respect to health plans and to conduct investigations, audits, evaluations, and inspections relating to the delivery of and payment for health care in the United States.

         HIPAA prohibits any person or entity from knowingly and willfully committing a federal health care offense relating to a health care benefit program. Under HIPAA, a "health care benefit program" broadly includes "any public or private plan or contract, affecting commerce, under which any medical benefit, item, or service is provided to any individual." Among the "federal health care offenses" prohibited by HIPAA are health care fraud and making false statements relative to health care matters. Any person or entity that knowingly and willfully defrauds or attempts to defraud a health care benefit program or obtains by means of false or fraudulent pretenses, representations, or promises, any of the money or property of any health care benefit program in connection with the delivery of health care services is subject to a fine and/or imprisonment. In addition, HIPAA provides that any person or entity that knowingly and willfully falsifies or conceals or covers up a material fact or makes any materially false or fraudulent statements in connection with the delivery of or payment of health care services by a health care benefit plan is subject to a fine and/or imprisonment. These provisions of HIPAA represent the criminalization of situations which previously would have been handled civilly through the administrative processes of repayments of overpayments, offsets, and fines.

         In an attempt to clarify which arrangements are not subject to prosecution under the Anti-Kickback Law, the Department of Health and Human Services ("DHHS") adopted a set of "safe harbor" regulations and continues to publish clarifications to such safe harbors. Arrangements that comply with all the requirements of all applicable safe harbors are deemed not to violate the Anti-Kickback Law. The Company has several business arrangements, such as, without limitation, joint venture and management arrangements with medical centers, service arrangements with physicians and product pricing arrangements with suppliers that do not satisfy all of the requirements necessary to fall within the safe harbors, and there is not safe harbor protection for each and every Company arrangement. Due to the breadth and complexity of these laws and regulations, and the absence in many instances of court decisions addressing arrangements by which the Company has conducted and expects to conduct its business, it is possible that some of the Company's practices could be challenged. Although failure of a transaction or arrangement to fit within a specific safe harbor provision does not necessarily mean that the structure of the transaction is illegal or that prosecution under the Anti-Kickback Law will be pursued, there can be no assurance that the Company's practices will not be challenged, or that the Company will not be subject to sanctions or be required to alter or discontinue certain of its practices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

OIG Fraud Alerts. The Office of Inspector General ("OIG") has issued "Fraud Alerts" identifying certain arrangements and practices which it believes may implicate the federal fraud and abuse laws. The OIG has issued a Fraud Alert providing its views on certain joint venture and contractual arrangements between health care providers. The OIG has issued a Fraud Alert concerning prescription drug marketing practices that could potentially violate federal fraud and abuse laws. Pharmaceutical marketing activities may implicate the federal fraud and abuse laws because drugs are often paid for by Medicare and the Medicaid program. According to the Fraud Alert, examples of practices that may implicate the fraud and abuse laws include arrangements under which remuneration is made to pharmacists to recommend the use of a particular pharmaceutical product. In addition, a number of states have recently undertaken enforcement actions against pharmaceutical manufacturers involving pharmaceutical marketing programs, including programs containing incentives for pharmacists to dispense one particular product rather than another. These enforcement actions arise under state consumer protection laws which generally prohibit false advertising, deceptive trade practices and the like. Further, a number of the states involved in these enforcement actions have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on the Company's operations.

The Stark Law. The Company and any physician (or the physician's immediate family members) with whom the Company may have business dealings are also subject to the Ethics in Patient Referrals Act of 1989, commonly called the "Stark Law." Unless excepted, the Stark Law prohibits physicians from making a referral for the rendering of certain health-related items or services if such practitioner or his or her family member has a financial relationship with the entity receiving the referral. Correspondingly, such entity cannot bill for a service or item provided pursuant to a prohibited referral. The prohibitions of the Stark Law apply to the products and services provided by the Company. Among other sanctions, a civil monetary penalty may be levied for each product or service provided pursuant to a prohibited referral upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. The prohibitions of the Stark Law apply to the Company's products and services. Due to the breadth and complexity of the Stark Law and the absence of court decisions construing such law, it is possible that some of the Company's practices could be challenged and there can be no assurance that the Company will not be subject to sanctions or be required to alter or discontinue certain of its practices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Beneficiary Inducement. HIPAA created new civil monetary penalties for individuals and entities that offer remuneration or other inducements to the beneficiaries of federal health care programs, such as Medicare, Medicaid and CHAMPUS, which the provider knows or should know will influence the beneficiaries' decision to seek specific governmentally reimbursable items or services or to choose a particular provider to provide those items or medical services. HIPAA provides an exception to this prohibition by excluding items provided to promote the delivery of preventive care. Under the statutory exemption, it would not be considered impermissible remuneration for a provider to give certain types of incentives to a beneficiary to encourage the beneficiary to receive preventive care. The statutory exception would apply where "such care is provided or directly supervised by the medical provider that has provided the incentive."

         The OIG has issued proposed regulations concerning the HIPAA prohibition against inducements to beneficiaries (the "Proposed Regulations"). In contrast to the statute, the OIG has taken the position that the statutory exception for incentives to promote preventive care does not include the "direct rendering of preventive medical care." The Company from time to time provides certain items at no charge to its patients in connection with their drug therapies. Although the Company believes these items fall within the scope of the statutory preventive care exception, or are otherwise of nominal value, there can be no assurance regarding the scope of any final regulations, or that the Company will not be challenged on its practices and suffer applicable sanctions or be required to alter or discontinue its "no charge" practices, any of which could have a material adverse effect on the Company's business, financial condition and results of operations.

The False Claims Act. The federal False Claim Act, prohibits an individual or entity from knowingly and willfully presenting claims for payment (by Medicare, Medicaid, or other third party payors) that contain false or fraudulent information. Violation can result in both criminal and civil penalties. Furthermore, providers found to have submitted claims which they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicare and Medicaid participation, required to repay previously collected amounts, and subject to substantial civil monetary penalties.

Government Investigations. There is increasing scrutiny by law enforcement authorities, the OIG, the courts, and Congress of arrangements between health care providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between health care providers and potential referral sources. Although, to its knowledge, the Company is not currently the subject of any investigation, there can be no assurance that the Company will not be the subject of investigations or inquiries in the future nor that any such investigation would not have a material adverse effect on the Company's business, financial condition and results of operations.

         Health care companies may also be the subject of qui tam actions brought under the False Claims Act by private individuals on behalf of the government. Furthermore, actions under the False Claims Act, commonly known as "whistleblower" lawsuits are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant health care providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted.

Confidentiality. In the course of its business, the Company maintains medical records for each patient to whom it dispenses drugs. As a result, it is subject to various federal and state laws that establish minimum standards for the maintenance of medical records and protect the confidentiality of patient medical information. In addition, the Company may become subject to new rules recently mandated by HIPAA, and proposed by HCFA to ensure the integrity and confidentiality of patient data by creating mandatory security standards for entities which maintain or transmit health information electronically. Unauthorized disclosure of confidential patient information, or other failure to comply with any applicable laws and regulations regarding the maintenance of patient records and the confidentiality of medical information, could have a material adverse effect on the Company's business, financial condition and results of operation.

Balanced Budget Act. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. Congress recently enacted the Balanced Budget Act of 1997, which establishes a plan to balance the federal budget by fiscal year 2002, and includes significant additional reductions in spending levels for the Medicare and Medicaid programs.

         The Medicare, Medicaid, CHAMPUS and other governmental programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and new governmental funding restrictions, all of which may materially increase or decrease program payments as well as affect the cost of providing services and the timing of payments. The final determination of amounts earned under the programs often requires many years, because of audits by the program representatives, providers' rights of appeal and the application of numerous technical provisions. The Company believes adequate provision has been made for such adjustments. Until final adjustment, however, significant issues remain unresolved and payments received could be recouped.

EMPLOYEES

         The Company had 339 full-time and 31 part-time employees as of June 30, 1999, which included 32 full-time and 6 part-time pharmacists. None of the Company's employees are represented by a labor union, and management considers its relations with its employees to be good.

LIABILITY INSURANCE

         Providing health care services and products entails an inherent risk of liability. The Company maintains general liability insurance, including professional and product liability, in an amount deemed adequate by management. There can be no assurance, however, that claims in excess of, or beyond the scope of, the Company's insurance coverage will not arise. In addition, the Company's insurance policies must be renewed annually. Although the Company has not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that it will be able to do so in the future on acceptable terms or at all.

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

         OUR BUSINESS IS HIGHLY DEPENDENT ON RELATIONSHIPS WITH A LIMITED NUMBER OF BIOTECHNOLOGY DRUG SUPPLIERS

         The substantial majority of Accredo's revenue and profitability is derived from our relationships with three biotechnology drug companies, Genzyme Corporation, Biogen, Inc. and Genentech, Inc. The concentration of our revenue derived from these relationships is shown in the table below as a percentage of revenue for the years indicated:

                                         FISCAL YEAR ENDED
                     ----------------------------------------------------------
                     JUNE 30, 1999          JUNE 30, 1998         JUNE 30, 1997
    Genzyme               37%                    46%                   64%
    Biogen                31%                    23%                   14%
    Genentech              5%                     6%                    9%

         Our agreements with these suppliers are generally short term and cancelable by either party without cause on 60 to 90 days prior notice. Our current agreement with Biogen has been extended to November 30, 1999 and renewal terms are currently under negotiation. These agreements also generally limit our ability to handle competing drugs during and in some cases after the term of the agreement, but allow the supplier to distribute through channels other than Accredo. Further, the pricing and other terms of these relationships are periodically adjusted. Any termination or adverse adjustment to any of these relationships could have a material adverse affect on our business, financial condition and results of operation.

         OUR BUSINESS IS FOCUSED ON A LIMITED NUMBER OF DRUGS FOR SPECIFIC DISEASES

         Drugs handled and diseases served. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The primary diseases treated by the drugs we handle are as follows:

         - Gaucher Disease, for which we offer Ceredase(R) and Cerezyme(R) supplied by Genzyme;
         - Multiple Sclerosis, for which we primarily offer Biogen's Avonex(R) (Interferon Beta-la);
         - Growth hormone-related disorders, for which we primarily offer Protropin(R), Nutropin(R) and o Nutropin AQ(R) supplied by Genentech;
         - Hemophilia, for which we offer all currently approved clotting factor products;
         -        Crohn's Disease, for which we began offering Remicade(TM)
                  supplied by Centocor during fiscal year 1999; and
         -        Respiratory Synctial Virus (RSV) for which we began offering
                  Synagis supplied by MedImmune during fiscal year 1999.

         The concentration of our revenue related to these drugs is shown in the table below as a percentage of revenue for the years indicated:


                                                        FISCAL YEAR ENDED
                                   -----------------------------------------------------------
                                   JUNE 30, 1999          JUNE 30, 1998          JUNE 30, 1997
Gaucher Disease                         37%                    46%                     64%
Multiple Sclerosis                      31%                    23%                     14%
Hemophilia                              21%                    23%                      9%
Growth Hormone
Disorders                                6%                     7%                     10%
Crohn's Disease                          1%                   N/A                     N/A
RSV                                      1%                   N/A                     N/A

         Factors affecting demand for services. Reduced demand for our services could be caused by a number of circumstances, including:

         -        Patient shift to other available treatments;
         -        A new treatment that does not require our specialty services;
         -        The recall of or adverse reaction caused by a drug;
         -        The expiration or challenge of a drug patient;
         - A competing treatment from a new drug or a new use of an existing drug;
         - The loss of a managed care or other payor relationship covering a number of high revenue patients;
         -        The cure of a disease we service; or
         -        The death of a high revenue patient.

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

         Our ability to continue to service Avonex(R) could also be affected by a pending challenge by Berlex Laboratories, Inc. that Biogen is infringing on a Berlex patent in the production of Avonex(R). No trial date has been set in this case.

         Due to the small patient populations that use the drugs we handle, our future growth is highly dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on our business, financial condition and results of operation.

         A DISRUPTION OF OUR RELATIONSHIPS WITH CERTAIN MEDICAL CENTERS COULD HURT OUR BUSINESS

         Accredo has significant relationships with seven medical centers that involve services primarily related to hemophilia and growth hormone-related disorders. For the fiscal years ended June 30, 1999 and 1998, we received approximately 23% and 30%, respectively, of our income before income taxes and extraordinary items from equity in the net income from our joint ventures related to hemophilia and growth hormone-related disorders. Specifically, we derived 5% and 16%, respectively, from our joint venture with Alternative Care Systems, located in Dallas, Texas, and 5% and 9%, respectively, from our joint venture with CM Healthcare Resources, Inc. located in Chicago, Illinois, and 11% and 0%, respectively, from our joint ventures with Children's Home Care located in Los Angeles, California for such periods.

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

         OUR BUSINESS IS HIGHLY DEPENDENT ON CONTINUED RESEARCH, DEVELOPMENT AND PRODUCTION IN THE BIOTECHNOLOGY DRUG INDUSTRY

         Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biotechnology drug companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or develop new drugs. Our business could also be harmed if the biotechnology drug industry suffers from unfavorable developments, including:

         -        Supply shortages;
         -        Adverse drug reactions;
         -        Drug recalls;
         -        Increased competition among biotechnology drug companies;
         - An inability of drug companies to finance product development because of capital shortages;
         -        A decline in product research, development or marketing;
         - A reduction in the retail price of drugs because of governmental or private market initiatives;
         -        Changes in the FDA approval process; or
         - Governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

         DECREASES IN PAYMENTS BY THIRD-PARTY PAYORS COULD HURT OUR BUSINESS

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

         Our dependence on reimbursement from private payors is evident from the portion of total revenue they constitute. For the fiscal years ended June 30, 1999, 1998 and 1997, we derived approximately 82%, 80% and 83%, respectively, of our gross patient service revenue from private payors (including self-pay), which included 6%, 7% and 11%, respectively, from sales to private physician practices whose ultimate payor is typically Medicare.

         CHANGES IN MEDICARE OR MEDICAID COULD HURT OUR BUSINESS

         Changes in the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services may adversely affect our earnings. We estimate that approximately 18% of our gross patient service revenue for the fiscal year ended June 30, 1999, 20% of our gross patient service revenue for the fiscal year ended June 30, 1998 and 17% of our gross patient service revenue for the fiscal year ended June 30, 1997 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations:

         OUR QUARTERLY FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY

         Our financial results have historically fluctuated on a quarterly basis, and this pattern is expected to continue. These quarterly fluctuations could adversely affect the market price of our common stock and are attributable to many factors, including:

         -        Below-expected sales of a new drug;
         - Increases in our operating expenses in anticipation of the launch of a new drug;
         -        Price and term adjustments with our suppliers;
         - Inaccuracies in our estimates of the cost of ongoing programs;
         -        The timing and integration of our acquisitions;
         -        Changes in governmental regulations;
         - The annual renewal of deductible and co-payment requirements, so that patient ordering patterns are affected, causing a seasonal reduction in revenue from existing drug programs for our third fiscal quarter;
         - Our provision of drugs, now or in the future, to treat seasonal illnesses such as RSV;
         -        Physician prescribing patterns; and
         -        General economic conditions.

         LIABILITIES AND COSTS MAY ARISE FROM OUR JOINT VENTURES AND
ACQUISITIONS

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

         OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION

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

         OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH

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

         OUR PRODUCT DELIVERY REQUIREMENTS DEPEND HEAVILY ON AVAILABLE SHIPPING SERVICES APPROPRIATE TO OUR PRODUCTS

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

         WE RELY ON A FEW KEY PEOPLE

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

         WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS

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

         WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF THE SIGNIFICANT AMOUNT OF GOODWILL ON OUR FINANCIAL STATEMENTS

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

         If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of June 30, 1999, Accredo had goodwill, net of accumulated amortization, of approximately $48.4 million, or 33% of total assets and 75% of stockholders' equity.

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

         THE PRICE OF OUR STOCK COULD BE VOLATILE AND SUBJECT TO SUBSTANTIAL FLUCTUATIONS

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

         CERTAIN OF OUR STOCKHOLDERS COULD ACT TOGETHER TO EXERT CONTROL OVER ACCREDO

         As of September 17, 1999, our directors, executive officers and their affiliates, as a group, including Welsh, Carson, Anderson & Stowe, VII, L.P., beneficially own approximately 45% of our outstanding voting common stock. If those stockholders acted together, they could control the election of directors, and influence other matters that require a vote by our stockholders, potentially using that power to prevent a change in control at a premium over the prevailing market price of our common stock.

         FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE

         Sales of substantial amounts of our common stock in the public market, or the belief those sales might occur, could cause the price of our stock to decline. As of September 17, 1999, we have outstanding 9,144,887 shares of common stock, 3,450,000 of which were sold in our initial public offering in April 1999 and are freely tradable.

         Subject to certain volume and other limitations of Rule 144, holders of 5,627,087 restricted shares of common stock will be eligible to sell their shares to the public upon the expiration of a "lock-up" period of 180 days following April 15, 1999, which was the effective date of the registration statement relating to our initial public offering. Approximately 60% of the shares have already been released from the lock-up period as of September 21, 1999. These holders also have contractual rights to have their shares registered for resale after the lock up period expires free of any limitations imposed by Rule 144. If those holders, after the 180-day lockup period, cause a large number of shares to be sold in the public market, the market for the common stock could be adversely affected.

         In addition, as of September 17, 1999, 1,529,700 shares of Accredo's registered common stock have been reserved for future stock awards under Company stock plans, and for issuance upon the exercise of outstanding awards. As of September 17, 1999, options to purchase 860,683 of these registered shares have been granted and not yet exercised. Those shares are freely tradable upon exercise, except to the extent that the holders are deemed to be affiliates of Accredo, in which case the transferability of such shares will be subject to the volume limitations of Rule 144, and except to the extent the holders are subject to "lock up" agreements.

         OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD INHIBIT A TAKEOVER OF ACCREDO, RESULTING IN A DECLINE IN THE MARKET PRICE FOR THE COMMON STOCK

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

ITEM 2. PROPERTIES

FACILITIES

         The Company's corporate headquarters are located in Memphis, Tennessee and its primary pharmacy locations are in Memphis and Nashville, Tennessee. In addition, the Company has a satellite pharmacy location in the Birmingham, Alabama area and two satellite pharmacy locations in the Dallas/Ft. Worth, Texas area that are leased by partnerships in which the Company is a general partner.

Memphis, Tennessee. The Company currently leases an aggregate of approximately 42,000 square feet of space in an office/warehouse business park in Memphis, Tennessee pursuant to two lease agreements that expire in 2003, each with an option to extend the lease term for one additional five year period. The Company is negotiating to lease an additional 30,000 square feet of space in the same location and the construction of a parking lot.

Nashville, Tennessee. The Company currently leases approximately 28,000 square feet of space in Nashville, Tennessee pursuant to a lease agreement that expires in October 1999, with an option to extend the lease term for one additional five year period.

Birmingham, Alabama. The Company currently leases approximately 2,400 square feet of space in the Birmingham, Alabama area pursuant to a lease agreement that expires in February 2000.

Dallas/Fort Worth, Texas. Partnerships in which the Company is a general partner currently lease an aggregate of approximately 2,400 square feet of space in two locations in the Dallas/Fort Worth, Texas area pursuant to two lease agreements that expire in May 2002, each with an option to extend the lease term for one additional three year period.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is subject to claims and suits in the ordinary course of business. In the opinion of Company management, although outcomes of these lawsuits and claims are uncertain, in the aggregate they should not have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The shareholders of the Company acted by written consent on April 12, 1999 as disclosed in the Company's quarterly report on Form 10-Q filed May 14, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         PRICE RANGE OF COMMON STOCK

         The Company's common stock has been traded on the Nasdaq National Market System under the symbol "ACDO" since April 16, 1999. The following table sets forth the quarterly high and low closing sales prices as reported on the Nasdaq National Market System from April 16, 1999 through June 30, 1999.

                   FY 1999                 HIGH            LOW

               First Quarter                  N/A             N/A
               Second Quarter                 N/A             N/A
               Third Quarter                  N/A             N/A
               Fourth Quarter (1)          $32.75        $19.0625

(1) Represents trading from April 16, 1999 through June 30, 1999.

         HOLDERS

         As of September 17, 1999, the approximate number of registered stockholders was 640 including 37 stockholders of record and approximately 603 persons or entities holding common stock in nominee name.

         DIVIDEND POLICY

         Accredo has never paid any cash dividend on its capital stock. Accredo currently anticipates that all of its earnings will be retained to finance the growth and development of its business, and therefore, does not anticipate that any cash dividend will be declared or paid on the common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of Accredo's Board of Directors and its review of Accredo's earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors it deems relevant.

         SALES OF UNREGISTERED SECURITIES

         In connection with the Company's initial public offering (effective April 15, 1999), Welsh, Carson, Anderson & Stowe VII, L.P. ("Welsh Carson"), the largest shareholder of the Company, exchanged 1,100,000 shares of unregistered "restricted" Common Stock of the Company for 1,100,000 shares of the Company's unregistered "restricted" Non-Voting Common Stock. Subsequent to this exchange, and following the partial release of the shareholder lock-up agreement, Welsh Carson distributed 30% of its ownership in the Company's Common Stock to its partners. Following this distribution, Welsh Carson converted the 1,100,000 shares of Non-Voting Common Stock back to Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                            SELECTED FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

         The following tables summarize selected financial data, which are qualified by and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data with respect to
(a) Nova Factor ("Predecessor") as of and for the fiscal year ended June 30, 1995, and as of May 31, 1996 and for the period July 1, 1995 through May 31, 1996, and (b) the Company as of June 30, 1996 and for the period from inception (May 24, 1996) through June 30, 1996, and as of and for the fiscal years ended June 30, 1997, 1998 and 1999 has been derived from audited financial statements of the Predecessor and the Company. The information set forth below is not necessarily indicative of the results of future operations.

                                                          PREDECESSOR(1)                                 COMPANY(1)
                                                        ---------------------  ------------------------------------------------
                                                                                 MAY 24,
                                                                      JULY 1,     1996
                                                                       1995    (INCEPTION)
                                                        YEAR ENDED   THROUGH     THROUGH
                                                         JUNE 30,     MAY 31,    JUNE 30,            YEARS ENDED JUNE 30,
                                                         -------      -------    --------     ---------------------------------
                                                           1995        1996        1996         1997          1998       1999
                                                           ----        -----       ----         ----          ----       ----

STATEMENTS OF OPERATIONS DATA:
Revenues:
   Net patient service revenue ......................     $71,513    $ 68,585     $ 6,647     $ 106,143     $170,002    $244,158
   Other revenue ....................................       6,710       6,346         597         8,049        9,806      12,277
   Equity in net income (loss) of joint ventures ....         646        (139)         49         1,017        1,150       1,919
                                                          -------    --------     -------     ---------     --------    --------
      Total revenues ................................      78,869      74,792       7,293       115,209      180,958     258,354
Operating expenses:
   Cost of services .................................      68,273      65,867       6,450       101,080      154,046     220,517
   General and administrative .......................       2,714       2,753         627         5,939       12,489      17,637
   Bad debts ........................................       1,322       1,860         251         2,977        3,165       4,739
   Depreciation and amortization ....................          76         104         456         4,877        3,861       3,911
   Corporate overhead allocation(2) .................       1,900       4,206          --            --           --          --
                                                          -------    --------     -------     ---------     --------    --------
      Total operating expenses ......................      74,285      74,790       7,784       114,873      173,561     246,804
                                                          -------    --------     -------     ---------     --------    --------
Operating income (loss) .............................       4,584           2        (491)          336        7,397      11,550
Interest expense, net ...............................         943         266         106           984        3,552       3,165
                                                          -------    --------     -------     ---------     --------    --------
Income (loss) before income taxes and ...............       3,641        (264)       (597)         (648)       3,845       8,385
   extraordinary item
Income tax expense (benefit) ........................       1,387         (72)        (28)        1,502        2,420       4,003
                                                          -------    --------     -------     ---------     --------    --------
Income (loss) before extra-ordinary item ............     $ 2,254    $   (192)       (569)       (2,150)       1,425       4,382
                                                          =======    ========
Extraordinary charge for early extinguishment of
   debt, net of income tax benefit...................                                  --            --           --      (1,254)
                                                                                  -------     ---------     --------    --------
Net income (loss)....................................                                (569)       (2,150)       1,425       3,128
Mandatorily redeemable cumulative
   preferred stock dividends.........................                                (170)       (2,043)      (2,043)     (1,617)
                                                                                  -------     ---------     --------    --------
Net income (loss) to common stockholders.............                             $  (739)    $  (4,193)    $   (618)   $  1,511
                                                                                  =======     =========     ========    ========

Diluted earnings per common share:
Income (loss) before extraordinary item..............                             $  (.11)    $    (.42)    $    .26    $    .63
Extraordinary charge.................................                                  --            --           --        (.18)
Preferred stock dividends............................                                (.03)         (.40)        (.37)       (.23)
                                                                                  -------     ---------     --------    --------
Net income (loss) to common stockholders(3)..........                             $  (.14)    $    (.82)    $   (.11)   $    .22
                                                                                  =======     =========     ========    ========
Cash Dividends declared on common stock..............                             $    --     $      --     $     --    $     --
                                                                                  =======     =========     ========    ========
                                                          JUNE 30,    MAY 31,                        JUNE 30,
                                                          --------    -------                        --------
                                                            1995       1996        1996         1997          1998       1999
                                                            ----       ----        ----         ----          ----       ----

BALANCE SHEET DATA:
Cash and cash equivalents ...........................     $   645    $  1,995     $ 3,576     $   3,676     $  5,087    $  5,542
Working capital .....................................      13,523       1,148       1,384        16,894       23,377      28,906
Total assets(4) .....................................      44,808      27,538      72,036       113,309      114,049     146,746
Long-term debt ......................................       4,000          --          --        35,195       36,418      20,500
Mandatorily redeemable cumulative preferred stock ...          --          --      25,706        27,749       29,792          --
Stockholders' equity ................................      11,315       3,327      14,583        12,790       12,801      64,127

-----------

(1) The Company was incorporated on May 24, 1996. On May 31, 1996, the Company acquired SHS, a holding company, and its wholly-owned subsidiary, Nova Factor (the "Predecessor"). Since the Company was newly formed at May 24, 1996, and because the Predecessor had been in existence for several years, the Company is considered the successor to the Predecessor's operations. The balance sheet data of the Predecessor represents the historical cost basis of the Predecessor's assets and liabilities prior to its acquisition by the Company. The acquisition of the Predecessor by the Company resulted in a new basis of accounting such that the Predecessor's assets and liabilities were recorded at their fair value in the Company's consolidated balance sheet upon consummation of the acquisition. Additionally, the Company acquired HHS on June 1, 1997. Accordingly, the Selected Financial Data are not strictly comparable for the periods presented.

(2) The Predecessor has been allocated expenses for certain services provided by its parent, SHS, including cash management, tax reporting, risk management and executive management services. Charges for these services were based upon a general allocation methodology determined by SHS (used to allocate all corporate overhead expenses to SHS subsidiaries), and were not necessarily allocated based on specific identification of expenses. Management believes the allocation methodology is reasonable.

(3) Historical diluted loss per share for the periods ended June 30, 1996, 1997 and 1998 have been calculated using the same denominator as used for basic loss per share because the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

(4) In May 1996, the Predecessor settled various intercompany accounts with subsidiaries of SHS.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all forward-looking statements wherever they appear in this Report. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in Item 1 under the heading "Risk Factors," as well as those discussed elsewhere herein.

OVERVIEW

         Accredo provides specialized contract pharmacy and related services for the treatment of patients with certain costly, chronic diseases. The Company derives revenues primarily from the sale of biotechnology drugs to patients. The majority of the Company's revenues are derived from products and services provided with respect to the following diseases: Gaucher Disease, hemophilia, Multiple Sclerosis and growth hormone-related disorders. The products provided by the Company are purchased directly from biotechnology drug manufacturers pursuant to preferred relationship agreements in the case of Gaucher Disease, Multiple Sclerosis, and growth hormone-related disorders and purchase agreements in the case of hemophilia. Approximately 37%, 31% and 6% of the Company's total revenues in fiscal year 1999 were generated from sales and services provided with respect to Gaucher Disease, Multiple Sclerosis and growth hormone-related disorders, respectively. These sales and services were (and will continue to be) dependent upon the Company's preferred relationships with Genzyme, Biogen and Genentech, respectively. Sales and services provided with respect to hemophilia represented approximately 21% of the Company's total revenues for fiscal year 1999.

         The Company's manufacturer agreements describe certain services to be provided by the Company, including contract pharmacy, information, clinical, reimbursement and customized delivery services. The agreements generally limit the Company's ability to supply competing drugs during (and in some cases for up to five years after) the term of the agreement, allow the manufacturer to distribute directly or through other parties, are generally short term and may be cancelled by either party, without cause, upon between 60 and 90 days prior notice. The agreements vary in scope of services provided. The Company typically purchases products at prices below the manufacturers' average wholesale sales prices, and the Company's resulting contribution margins vary for each product line. Pricing is customized to reflect specific services to be provided by Accredo and is subject to periodic adjustments to reflect changing market conditions.

         The Company recognizes revenue at the time the biotechnology drug is dispensed or when the contractual service has been performed. While the Company may experience revenue changes from price fluctuations on its existing product lines, its revenue growth will depend principally on the introduction of new drugs and to a lesser extent on volume growth in existing drug lines. In May 1996, the Company entered into a preferred relationship with Biogen and initiated sales and services with respect to Avonex(R) for the treatment of Multiple Sclerosis. In August 1998, the Company entered into a preferred relationship with Centocor and in October 1998 initiated sales and services with respect to Remicade(TM) for the treatment of Crohn's Disease. In addition, the Company also began distributing Synagis(R), a drug used for the treatment of RSV in pediatric patients which is manufactured by MedImmune, Inc., during fiscal year 1999. The Company and MedImmune renewed their relationship for the 1999-2000 RSV season by executing a new distribution agreement on August 16, 1999. The Company is one of two national providers of the drug for the 1999-2000 RSV season.

         The Company has expanded its existing relationships with biotechnology manufacturers through the development of new or complementary services that fit the specialized needs of the manufacturer and the patients they serve such as referral triage services that refer patients to the appropriate provider based on the patient's insurance provider network. This service helps the manufacturers increase market penetration by obtaining access to patients regardless of whether the Company is able to act as the provider. Although the revenue received from the referral triage service is not material, the referral triage service and the other complimentary services have provided an additional source of revenue for the Company in fiscal years 1999, 1998 and 1997, and management believes that the need for additional services will continue to expand and will constitute an increasing percentage of the Company's revenues in the future.

         The acquisition of HHS in June 1997 enabled the Company to significantly increase its presence in the hemophilia market. Subsequent to the acquisition, the Company consolidated its existing hemophilia operations into HHS to take advantage of volume purchasing discounts, disease management systems and increased access to certain state Medicaid and managed care relationships.

         Accredo has five joint venture agreements with four medical centers (or their affiliates) in which the Company owns 50% of the venture. Many of the Company's patient populations have diseases that are discovered before or during adolescence and require on-going care from physician specialists, many of whom are based at pediatric, academic and other acute care medical centers. To date, these ventures have primarily derived revenues from the treatment of patients with hemophilia and growth hormone-related disorders. The Company and its joint venture partners share profits and losses in equal proportion to their respective equity ownership. The Company accounts for its interests in the net income or loss in its joint ventures under the equity method of accounting. The Company's equity interest in the net income of these joint ventures represented approximately 23%, of the Company's income before income taxes and extraordinary item for fiscal year 1999. In addition to joint venture relationships, the Company has management agreements with three medical centers (or their affiliates) for the provision of specialized contract pharmacy services. The Company receives a management fee for these services which is classified as other revenue.

         Cost of services include drug acquisition costs, pharmacy and warehouse personnel costs, freight and other direct costs associated with the delivery of the products and costs of clinical services provided. General and administrative expenses include the personnel costs of the reimbursement, sales, marketing, administrative and support staffs as well as corporate overhead and other general expenses. Bad debts include the Company's provision for patient accounts receivable which prove to be uncollectable after routine collection efforts have been exhausted. The Company typically hires personnel and incurs legal, recruiting, marketing and other expenses in anticipation of the commercial launch of a new biotechnology drug. In certain instances, a portion of these expenses are reimbursed to the Company by the biotechnology drug manufacturer. The Company historically has not capitalized any of these start up expenses.

         Due to the increasing sensitivity to drug cost within governmental and private payors, the Company is continuously susceptible to reimbursement and operating margin pressures. In recent years, pharmacy benefit managers and other private payors have aggressively attempted to discount their reimbursement rates for the Company's products. While this aggressive discounting has resulted in some reduced margins for the Company's services, the Company's agreements with many of its biotechnology manufacturers provide terms which allow the Company to negotiate compensation for much of these discounts through negotiated adjustments in product acquisition cost.

RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

                                                                                               YEARS ENDED JUNE 30,
                                                                                               --------------------
                                                                                          1997        1998         1999
                                                                                          ----        ----         ----
         Revenues:
               Net patient service revenue ....................................            92.1%       94.0%        94.5%
               Other revenue ..................................................             7.0         5.4          4.8
               Equity in net income of joint ventures .........................             0.9         0.6          0.7


                    Total revenues ............................................           100.0       100.0        100.0
         Operating expenses:
               Cost of services ...............................................            87.7        85.1         85.4
               General and administrative .....................................             5.2         6.9          6.8
               Bad debts ......................................................             2.6         1.8          1.8
               Depreciation and amortization ..................................             4.2         2.1          1.5
                    Total operating expenses ..................................            99.7        95.9         95.5


         Operating income .....................................................             0.3         4.1          4.5
         Interest expense, net ................................................             0.9         2.0          1.3


         Income (loss) before income taxes and extraordinary item .............            (0.6)        2.1          3.2
         Income tax expense ...................................................             1.3         1.3          1.5


         Income (loss) before extraordinary item ..............................            (1.9)        0.8          1.7
         Extraordinary charge, net of income tax benefit ......................              --          --         (0.5)


         Net income (loss) ....................................................            (1.9)%       0.8%         1.2%

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR 1998.

Revenues. Total revenues increased from $181.0 million to $258.4 million, or 43%, from fiscal year 1998 to fiscal year 1999. Approximately, $39.5 million, or 51%, of this increase was attributable to the increased sales volume of Avonex(R). Approximately $14.2 million, or 18%, of this increase was attributable to the increased hemophilia revenue associated with increased patient volume and wholesale sales. Cerezyme(R) and Ceredase(R) drug sales increased approximately $12.6 million, or 16% of the revenue increase, as a result of increased patient volume. Approximately $2.4 million, or 3%, of the increase was attributable to the sale of the new drug Remicade(TM) for the treatment of Crohn's Disease and approximately $2.3 million, or 3%, of the increase was attributable to the sale of Synagis, a drug, used in the treatment of respiratory synctial virus (RSV) in pediatric patients. The remaining $6.4 million, or approximately 9%, of the revenue increase was primarily attributable to increased sales of growth hormone, service fees associated with the sales of Ceredase(R), Cerezyme(R), and Avonex(R), increased sales of other ancillary drugs the Company dispenses as part of a patient's primary therapy or under contractual obligations within certain managed care contracts and an increase of approximately $769,000 from the Company's equity in net income of joint ventures.

Cost of Services. Cost of services increased from $154.0 million to $220.5 million, or 43%, from fiscal year 1998 to fiscal year 1999. This increase was commensurate with the increase in sales referred to above. As a percentage of revenues, cost of services increased from 85.1% to 85.4% from fiscal year 1998 to fiscal year 1999. This increase is primarily as a result of an increase in certain hemophilia factor acquisition costs without an associated increase in selling price during fiscal year 1999 in addition to changes in the Company's volume of net patient service revenue by therapy type.

General and Administrative. General and administrative expenses increased from $12.5 million to $17.6 million, or 41%, from fiscal year 1998 to fiscal year 1999. This increase is primarily the result of increased salaries and benefits associated with the expansion of the Company's reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth and new product line launches. General and administrative expenses represented 6.9% and 6.8% of revenues for the fiscal years 1998 and 1999, respectively.

Bad Debts. Bad debts increased from $3.2 million to $4.7 million from fiscal year 1998 to fiscal year 1999. Bad debt expense was 1.8% of revenue in both periods.

Depreciation and Amortization. Depreciation expense increased from $430,000 to $614,000 from fiscal year 1998 to fiscal year 1999 as a result of $1.5 million in purchases of property and equipment in fiscal year 1999 associated with the Company's revenue growth and expansion of its leasehold facility improvements. Amortization expense associated with the goodwill and other intangible assets decreased from $3.4 million to $3.3 million from fiscal year 1998 to fiscal year 1999 due to certain contract intangibles and a non-compete covenant that were fully amortized by the end of fiscal year 1999.

Interest Expense, Net. Interest expense, net, decreased from $3.6 million to $3.2 million from fiscal year 1998 to fiscal year 1999 due to lower interest and margin rates payable under the Company's existing revolving line of credit agreement with its lenders, lower fixed interest rate payments associated with its renegotiated interest rate swap agreement, and a reduced level of debt resulting from the early payoff of a significant portion of the Company's debt with a portion of the proceeds from the initial public offering completed in April 1999. The Company generated interest income of approximately $181,000 in fiscal year 1999 and $169,000 in fiscal year 1998 as a result of cash management programs which utilized the Company's increased short-term excess cash balances.

Income Tax Expense. The Company's effective tax rate decreased from 62.9% to 47.7% from fiscal year 1998 to fiscal year 1999 as a result of the increase in income before taxes while nondeductible amortization expense decreased. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $2.5 million and $2.3 million of nondeductible amortization expense in fiscal year 1998 and 1999, respectively, and state income taxes.

FISCAL YEAR ENDED JUNE 30, 1998 COMPARED TO FISCAL YEAR 1997

Revenues. Total revenues increased from $115.2 million to $181.0 million, or 57%, from fiscal year 1997 to fiscal year 1998. Approximately $25.1 million, or 38%, of this increase was attributed to increased sales volume of Avonex(R), which was launched in May 1996. Approximately $30.0 million, or 46%, of the increase was attributed to the increased hemophilia revenue associated with the acquisition of HHS in June 1997 and increased patient volume. The remaining $10.7 million, or 16%, of the revenue increase was attributable primarily to growth in the Company's Ceredase(R) and Cerezyme(R) drug sales and associated service fees. The Company's equity in net income of joint ventures increased from approximately $1.0 million to approximately $1.2 million from fiscal year 1997 to fiscal year 1998.

Cost of Services. Cost of services increased from $101.1 million to $154.0 million, or 52%, from fiscal year 1997 to fiscal year 1998. This increase was primarily attributable to the expanded revenue volume of Avonex(R), hemophilia clotting factor and Ceredase(R) and Cerezyme(R) along with personnel and other direct expenses associated with this growth. As a percentage of revenues, cost of services decreased from 87.7% to 85.1% from fiscal year 1997 to fiscal year 1998 primarily as a result of an increase in revenue from drugs with lower acquisition costs as a percentage of revenue.

General and Administrative. General and administrative expenses increased from $5.9 million to $12.5 million, or 112%, from fiscal year 1997 to fiscal year 1998. Approximately $4.2 million, or 66%, of this increase was associated with the acquisition of HHS in June 1997. The remaining $2.4 million of this increase was primarily the result of increased salaries and benefits associated with the expansion of the Company's reimbursement, sales, marketing, administrative and support staffs in anticipation of revenue growth and new strategic sales and marketing efforts and approximately $138,000 in compensation expense recognized primarily due to stock that was sold to a director at less than estimated fair value. As a percentage of revenues, general and administrative expenses increased from 5.2% to 6.9% from fiscal year 1997 to fiscal year 1998 primarily as a result of the acquisition of HHS which involves a more cost intensive service model than that of the Company's other drug therapies.

Bad Debts. Bad debts increased from $3.0 million to $3.2 million from fiscal year 1997 to fiscal year 1998. As a percentage of revenue, bad debt expense decreased from 2.6% to 1.8% from fiscal year 1997 to fiscal year 1998 primarily as a result of the increased percentage of the Company's revenues being reimbursed by prescription benefit managers and other payors which reduces the Company's exposure to the uncollectability of patient co-payments.

Depreciation and Amortization. Depreciation expense increased from $231,000 to $430,000 from fiscal year 1997 to fiscal year 1998. Of this increase, $94,000 was attributable to the assets acquired as a result of the acquisition of HHS in June 1997. The remaining increase is a result of approximately $992,000 of capital expenditures made in fiscal 1998 for the purchases of property and equipment associated with the Company's revenue growth and expansion of its leasehold facility improvements. Amortization expense decreased from $4.6 million in fiscal year 1997 to $3.4 million in fiscal year 1998. This decrease was primarily attributable to several significant contract intangibles that were fully amortized by the end of fiscal year 1997. Additional amortization expense was recognized as a result of the acquisition of HHS in June 1997, which resulted in approximately $24.4 million of goodwill and other intangible assets. Approximately $804,000 of additional amortization was attributable to HHS intangibles in fiscal year 1998. Amortization expenses attributable to Nova Factor intangibles decreased from $4.6 million in fiscal year 1997 to $2.5 million in fiscal year 1998.

Interest Expense, Net. Interest expense, net, increased from $ 984,000 to $3.6 million, from fiscal year 1997 to fiscal year 1998 primarily as a result of the issuance of $27.5 million of long-term notes payable and $10.0 million of Senior

Subordinated Notes payable issued as part of the acquisition of HHS in June 1997. The Company generated interest income of approximately $169,000 in fiscal year 1998 and $100,000 in fiscal year 1997 resulting from cash management programs which utilized the Company's increased short-term excess cash balances.

Income Tax Expense. The Company's effective tax rate decreased from over 100% to 62.9% from fiscal year 1997 to fiscal year 1998 as a result of increased income before income taxes while nondeductible amortization expense decreased substantially. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to approximately $4.6 million and $2.5 million of nondeductible amortization expense in fiscal year 1997 and 1998, respectively, and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1999 and 1998, the Company had working capital of $28.9 million and $23.4 million, respectively. The increase in working capital for each period resulted principally from the increase in patient accounts receivable in connection with the Company's revenue growth. The Company's net cash provided by operating activities was approximately $4.1 million for the fiscal year ended June 30, 1999, while $1.9 million was provided by operating activities during the fiscal year ended June 30, 1998. This increase is primarily due to the Company's continued growth in income and the timing of receivables, inventory purchases and payables. In regards to the timing of receivables, in particular, the Company is owed $2.7 million as of June 30, 1999 from one of its joint venture partners that has been outstanding for more than 180 days. Although the Company expects to collect this amount, and has collected approximately $700,000 against a balance of approximately $3.4 million at the start of the quarter ended June 30, 1999, the length of time these receivables have been outstanding has reduced the amount of cash that would have otherwise been provided by operations during fiscal year 1999.

         Net cash used by investing activities was $4.3 million for the fiscal year ended June 30, 1999 and $967,000 for the fiscal year ended June 30, 1998. The increase in cash used by investing activities was primarily due to the acquisition of a 50% interest in two California partnerships in November, 1998, an increase in the purchase of property and equipment during fiscal year 1999 as a result of the Company's continued growth, and an increase in the amount of undistributed earnings from the Company's joint ventures. During the fiscal years ended June 30, 1999 and 1998, the Company received cash distributions from its joint ventures of approximately $580,000 and $1.2 million, respectively, while its associated equity in the net income of these joint ventures was approximately $1.9 million and $1.2 million, respectively. In addition, a $150,000 capital contribution was also made to the two California partnerships during fiscal year 1999.

         Net cash provided by financing activities was $613,000 for fiscal year 1999 and $500,000 for fiscal year 1998. In April 1999 the Company completed its initial public offering of 3,450,000 shares of common stock. The aggregate net proceeds from the offering of approximately $51.3 million were used to pay expenses of the offering ($1.4 million paid through June 30, 1999), redeem all outstanding shares of Series A Preferred Stock plus accrued dividends ($31.4 million), prepay in full all principal and accrued interest on the Company's Senior Subordinated Notes ($11.2 million) and reduce the outstanding balance of the Company's revolving line of credit ($7.0 million). The remaining balance of the offering proceeds will be used for working capital and other general corporate purposes including payment of remaining unpaid expenses of the offering as of June 30, 1999 ($0.3 million). In connection with the prepayment of the Senior Subordinated Notes with the offering proceeds, the Company incurred an extraordinary charge of approximately $1.3 million, net of tax, to its operating results for the year. During fiscal year 1999 and 1998, the Company also received approximately $200,000 and $500,000, respectively from the private sale of its common stock.

         Historically, the Company has funded its operations and continued internal growth through cash provided by operations. The Company anticipates its capital expenditures for the year ending June 30, 2000 will consist primarily of additional leasehold improvements and equipment for the continuing expansion of the Company's leasehold to accommodate personnel necessary to manage the Company's growth. The Company expects the cost of its capital expenditures in fiscal year 2000 to be approximately $3.1 million, exclusive of any acquisitions of businesses, and expects to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit agreement with its bank. The Company is also currently in the process of negotiating leases for an additional 30,000 square feet of office and warehouse space and for additional parking space.

         Under the terms of the Company's 1999 amendment to its Credit Agreement, and upon the completion of the Company's initial public offering, the Company's available line of credit was increased from a $40.0 million revolving credit facility to a $60.0 million revolving credit facility under the terms of the Agreement. The Credit Agreement contains a $20.0 million sublimit for working capital loans and letters of credit and is subject to a borrowing base limit that is based on the Company's cash flow. All outstanding principal and interest on loans made under the Credit Agreement is due and payable on December 1, 2001. Interest on loans under the Credit Agreement accrues at a variable rate index, at the Company's option, based on the prime rate or London InterBank Offered Rate ("LIBOR") for one, two, three or six months (as selected by the Company), plus in each case, a margin depending on the amount of the Company's debt to cash flow ratio as defined by the Credit Agreement and measured at the end of each quarter for prospective periods. During most of fiscal year 1999 the Company paid a margin rate of 1.5%. Due to the Company's continued improvement in its debt to cash flow ratios as a result of its earnings growth and the reduction in the balance of its outstanding debt, the Company will be paying a lower margin rate in fiscal year 2000 provided the current ratio levels are maintained.

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

         The Credit Agreement contains operating and financial covenants, including requirements to maintain a certain debt to equity ratio and certain leverage and debt coverage ratios. In addition, the Credit Agreement includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, use of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on liens, limitations on capital expenditures, limitations on certain mergers, acquisitions and sale of assets, limitations on investments, prohibitions on payment of dividends and stock repurchases, and limitations on certain debt payments (including payment of subordinated indebtedness) and other distributions. The Credit Agreement also contains customary events of default, including certain events relating to changes in control of the Company. The Company is also a guarantor of a bank loan made to Children's Hemophilia Services ("CHS"), a California general partnership in which the Company owns a 50% interest. This line of credit allows the partnership to borrow up to $1.5 million which is repayable in full on November 24, 2000. As of June 30, 1999, CHS had borrowed $1,150,000 against the line of credit.

         Interest rate swap agreements are used to manage the Company's interest rate exposure under the Credit Agreement. In January 1999, the Company renegotiated its previous interest rate swap agreement and effectively converted, for the period through October 31, 2001, $25.0 million of floating-rate borrowings to fixed-rate borrowings. The Company secured a 5.5% fixed interest rate (exclusive of the margin rate) under its current interest rate swap agreement as compared to 6.15% under the previous agreement.

         While the Company anticipates its cash from operations, along with the short term use of the Credit Agreement and the net proceeds received from its initial public offering, will be sufficient to meet its internal operating requirements and growth plans for at least the next 12 months, the Company expects that additional funds would be required in the future to successfully continue any growth that would extend beyond that 12-month period or in the event that the Company grows more than expected within such period. The Company may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to the Company or, if obtained, will be sufficient for the Company's needs.

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

         The Company's State of Readiness. The Company's efforts in addressing the year 2000 issue focused in the following three areas: (i) implementing procedures to determine whether the Company's software systems and hardware platforms are year 2000 compliant; (ii) communicating with suppliers and third party payors to determine whether there will be any interruption in their systems that could affect the Company's ability to receive timely shipments of inventory or payment for services as a result of the year 2000 issue; (iii) evaluating and making necessary modifications to other systems that contain embedded chips, such as phone systems, which process dates and date sensitive material.

         The Company has completed its process of obtaining written verification from vendors to the effect that the Company's software applications and hardware platforms acquired from such vendors will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Additionally, as of June 30, 1999, the Company has completed upgrades on its pharmacy management systems, including its billing and accounts receivable systems, in order to address the year 2000 issue. Nevertheless, there can be no assurance that the software applications and hardware platforms on which the Company's business relies will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's business relies heavily upon its ability to obtain pharmaceuticals from a limited number of biotechnology manufacturers and from its ability to obtain reimbursement from third party payors, including Medicare and Medicaid. The Company has completed its process of obtaining written verification from its suppliers, and third party payors, to determine whether there will be any interruption in the provision of pharmaceuticals or receipt of payment resulting from the year 2000 issue. As a result of the analysis of those written responses received from its third party payors, the Company believes that there is minimal cash flow risk associated with the issue of year 2000 compliance of its significant third party payors. However, the Company has been unable to assess the year 2000 compliance status of all of its third party payors. The Health Care Financing Administration ("HCFA"), which administers the Medicare and Medicaid programs, has stated that progress on its efforts to renovate, test and certify the systems operated by its contractors that process and pay Medicare claims have lead to its expectation of being ready on January 1, 2000 to process and pay claims. The failure of HCFA or any of the Company's other significant third party payors to remedy year 2000 related problems could result in a delay in the Company's receipt of payments for services which could have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company does have contingency plans in place in order to respond to a year 2000 related failure of a third party payor. Those contingency plans include lines of credit sufficient to minimize the impact which could result from any disruption in the Company's cash flow from third party payors. Furthermore, a delay in receiving pharmaceuticals from certain key biotechnology manufacturers could hinder the Company's ability to provide services to its customers which could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company is aware that certain of its systems, such as phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include embedded chips which process dates and date sensitive material. These embedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. The inventory and evaluation for year 2000 compliance of Company hardware, telecommunications, and environmental support systems was completed in the first quarter of fiscal year 1999 and those systems requiring remediation (repair), rebuilding or replacing (re-engineering) were identified. During fiscal year 1999, all identified re-engineering, remediation, and replacement requirements have been completed and tested. However, failure of the Company to identify or remediate any embedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Company's business, financial condition and results of operations.

         Costs to Address the Company's Year 2000 Issues. The Company completed its year 2000 related software and hardware upgrades during fiscal year 1999. Although the Company is continuing to monitor its internal systems for year 2000 compliance, no material additional expenses are anticipated. In the unlikely event that any additional year 2000 software or hardware related requirements are identified as part of the Company's ongoing due diligence process, the Company plans to fund the costs of installing those year 2000 modifications from cash flows resulting from operations and does not expect such costs to have a material effect on the financial condition of the Company or its results of operations.

         Risks Presented by Year 2000 Issues. The Company maintains an ongoing process of evaluating potential disruptions or complications that might result from year 2000 related problems. However, at this time the Company has not identified any specific business functions that will suffer material disruption as a result of year 2000 related events. It is possible, however, that the Company may identify business functions in the future that are specifically at risk of year 2000 disruption. The absence of any such determination at this point represents only the Company's current status of evaluating potential year 2000 related problems and facts presently known to the Company, and should not be construed to mean that there is no risk of year 2000 related disruption. Moreover, due to the unique and pervasive nature of the year 2000 issue, it is impracticable to anticipate each of the wide variety of year 2000 events, particularly outside of the Company, that might arise in a worst case scenario which might have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company's Contingency Plans. The Company has in place and is continually updating its contingency plans for significant business risks that might result from year 2000 related events. To date, the Company has not identified any specific internal business function that will be materially at risk of significant year 2000 related disruptions. However, these contingency plans will be monitored and adjusted as required for any risks identified during the remainder of this calendar year 1999 and the year 2000.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         As of July 1, 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting Comprehensive Income. Statement No. 130 establishes new rules for the reporting and display of comprehensive income and its components. The Company had no items of other comprehensive income, and accordingly, adoption of the statement had no effect on the consolidated financial statements.

         Effective July 1, 1998, the Company adopted SFAS No. 131,
Disclosures about Segments of an Enterprise and Related Information. Statement no. 131 established standards for reporting of information about operating segments. The Company's assets, revenues and income are derived from one segment. Accordingly, segment disclosures are not presented in these financial statements.

         In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued, and is required to be adopted in years beginning after June 15, 2000. The Company expects to adopt the new Statement in fiscal year 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in the comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedge's derivative's change in fair value will be immediately recognized in earnings. The Company does not anticipate that the adoption of this Statement will have a significant effect on its results of operations or financial position.

IMPACT OF INFLATION

Changes in prices charged by the biotechnology drug manufacturers for the drugs dispensed by the Company, along with increasing labor costs, freight and supply costs and other overhead expenses, affects the Company's cost of services and general and administrative expenses. Historically, the Company has been able to pass all, or a portion, of the effect of such increases to the biotechnology drug manufacturers pursuant to negotiated adjustments made under its preferred distribution agreements. As a result, changes due to inflation have not had significant adverse effects on the Company's operations.

FORWARD LOOKING INFORMATION

Certain of the matters discussed in the preceding pages of this Form 10-K, particularly regarding implementation of the Company's strategy, development of new drugs by the pharmaceutical and biotechnology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities, expenditures, interest, costs and income, and the effects of year 2000 issues constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (See Item 1 - "Risk Factors").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses derivative financial instruments to manage its exposure to rising interest rates on its variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. Since the Company has fixed its interest rate through October 31, 2001 on $25.0 million of its revolving credit facility through such a financial instrument, the Company would not benefit from any decrease in interest rates on this portion of its credit facility. Accordingly, a 100 basis point decrease in interest rates along the entire yield curve would not increase pre-tax income by $250,000 for the year as would be expected without this financial instrument. However, a 100 point increase in interest rates along the entire yield curve would also not decrease pre-tax income by $250,000 for the same period as a result of using this derivative financial instrument. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and financial statement schedule in Part IV, Item 14(a) (1) and (2) of the report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Management" and "Compensation Committee Interlocks and Insider Participation" included in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will appear in the sections entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 1999 Annual Meeting of Stockholders.

                                    PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

                                                                                            Page
                  (1)      Financial Statements:
                           Report of Independent Auditors                                   F-1

                           Consolidated Balance Sheets at June 30, 1998
                           and 1999                                                         F-2

                           Consolidated Statements of Operations for the years
                           ended June 30, 1997, 1998, and 1999                              F-4

                           Consolidated Statements of Stockholders' Equity and
                           Mandatorily Redeemable Preferred Stock
                           for the years ended June 30, 1997, 1998, and 1999                F-5

                           Consolidated Statements of Cash Flows for the years
                           ended June 30, 1997, 1998, and 1999                              F-6

                           Notes to Consolidated Financial Statements                       F-7

                  (2)      Financial Statement Schedules:

                           Schedule II - Consolidated Schedule -- Valuation and
                             Qualifying Accounts                                            F-24

                           All other schedules for which provision is made in the
                           applicable accounting regulation of the Securities and
                           Exchange Commission are not required under the related
                           instructions or are inapplicable and therefore have been
                           omitted.

                  (3)      The Index of Exhibits Required by Item 601 of
                           Regulation S-K included herewith, which is incorporated herein by reference.

(b) No reports on Form 8-K were filed by the Company during the fiscal quarter ended June 30, 1999.

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors
Accredo Health, Incorporated

We have audited the accompanying consolidated balance sheets of Accredo Health, Incorporated (the "Company") as of June 30, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and mandatorily redeemable cumulative preferred stock, and cash flows for each of the three years in the period ended June 30, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accredo Health, Incorporated at June 30, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                          /s/Ernst & Young LLP


Memphis, Tennessee
August 9, 1999

                          ACCREDO HEALTH, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)


                                                               JUNE 30
                                                           1998          1999
                                                       ------------------------

ASSETS
Current assets:
   Cash and cash equivalents                           $   5,087      $   5,542
   Receivables:
     Patient accounts                                     40,062         60,116
     Allowance for doubtful accounts                      (3,430)        (5,300)
                                                       ------------------------
                                                          36,632         54,816
     Due from affiliates                                     321          2,105
     Other                                                 2,922          5,856
                                                       ------------------------
                                                          39,875         62,777
   Recoverable income taxes                                  151             --
   Inventories                                            12,131         19,927
   Prepaids and other current assets                         310            359
   Deferred income taxes                                     324          1,554
                                                       ------------------------
Total current assets                                      57,878         90,159

Property and equipment, net                                2,128          3,025
Other assets:
   Joint venture investments                                 628          3,415
   Goodwill, net                                          49,647         48,353
   Other intangible assets, net                            3,768          1,794


                                                       ------------------------
Total assets                                           $ 114,049      $ 146,746
                                                       ========================

                                                                                                JUNE 30
                                                                                          1998             1999
                                                                                       --------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Accounts payable                                                                    $  31,305        $  56,029
   Accrued expenses                                                                        3,197            4,831
   Income taxes payable                                                                       --              393
                                                                                       --------------------------
Total current liabilities                                                                 34,502           61,253

Long-term notes payable                                                                   27,498           20,500
Senior subordinated notes payable                                                          8,920               --
Deferred income taxes                                                                        536              866
Mandatorily redeemable cumulative preferred stock, at redemption amount,
   300,000 shares authorized, 255,361 shares issued and outstanding in
   1998; no shares issued and outstanding in 1999                                         29,792               --

Stockholders' equity:
   Undesignated preferred stock, 5,000,000 shares authorized, no shares
     issued                                                                                   --               --

   Non-voting common stock, $.01 par value; 2,500,000 shares authorized;
     no shares issued and outstanding in 1998; 1,100,000 shares issued and
     outstanding in 1999                                                                      --               11

   Common stock, $.01 par value; 30,000,000 shares authorized; 5,590,587
     shares in 1998 and 7,977,087 shares in 1999 issued and outstanding                       56               80

   Common stock subscribed - 34,000 shares in 1998 and none in 1999                          204               --
   Additional paid-in capital                                                             14,039           63,367
   Retained earnings (deficit)                                                            (1,294)             669
                                                                                       --------------------------
                                                                                          13,005           64,127
Subscription receivable                                                                     (204)              --
                                                                                       --------------------------
Total stockholders' equity                                                                12,801           64,127
                                                                                       --------------------------
Total liabilities and stockholders' equity                                             $ 114,049        $ 146,746
                                                                                       ==========================

See accompanying notes.

                          ACCREDO HEALTH, INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's omitted, except share data)



                                                                                      YEARS ENDED JUNE 30
                                                                                                                  (NOTE 15)
                                                                                                                  PRO FORMA
                                                                                                                 (UNAUDITED)
                                                                    1997            1998            1999             1999
                                                                   ---------------------------------------------------------

Revenues:
   Net patient service revenue                                     $106,143        $170,002         $244,158        $244,158
   Other revenue                                                      8,049           9,806           12,277          12,277
   Equity in net income of joint ventures                             1,017           1,150            1,919           1,919
                                                                   ---------------------------------------------------------
Total revenues                                                      115,209         180,958          258,354         258,354

Operating expenses:
   Cost of services                                                 101,080         154,046          220,517         220,517
   General and administrative                                         5,939          12,489           17,637          17,637
   Bad debts                                                          2,977           3,165            4,739           4,739
   Depreciation                                                         231             430              614             614
   Amortization                                                       4,646           3,431            3,297           3,297
                                                                   ---------------------------------------------------------
Total operating expenses                                            114,873         173,561          246,804         246,804
                                                                   ---------------------------------------------------------
Operating income                                                        336           7,397           11,550          11,550

Other expense (income):
   Interest expense                                                   1,084           3,721            3,346           1,888
   Interest income                                                     (100)           (169)            (181)           (181)
                                                                   ---------------------------------------------------------
                                                                        984           3,552            3,165           1,707
                                                                   ---------------------------------------------------------
Income (loss) before income taxes and extraordinary item               (648)          3,845            8,385           9,843
Income tax expense                                                    1,502           2,420            4,003           4,547
                                                                   ---------------------------------------------------------
Income (loss) before extraordinary item                              (2,150)          1,425            4,382           5,296
Extraordinary charge for early extinguishment of debt, net of
   income tax benefit                                                    --              --           (1,254)             --
                                                                   ---------------------------------------------------------
Net income (loss)                                                    (2,150)          1,425            3,128           5,296

Mandatorily redeemable cumulative preferred stock dividends          (2,043)         (2,043)          (1,617)             --
                                                                   ---------------------------------------------------------
Net income (loss) to common stockholders                           $ (4,193)       $   (618)       $   1,511        $  5,296
                                                                   =========================================================

Basic earnings per common share:
Income (loss) before extraordinary item                            $  (0.42)       $   0.26        $   0.69         $   0.58
Extraordinary charge                                                     --              --           (0.20)              --
Preferred stock dividends                                             (0.40)          (0.37)          (0.25)              --
                                                                   ---------------------------------------------------------
Net income (loss) to common stockholders                           $  (0.82)       $  (0.11)       $   0.24         $   0.58
                                                                   =========================================================

Diluted earnings per common share:
Income (loss) before extraordinary item                            $  (0.42)       $   0.26        $   0.63         $   0.55
Extraordinary charge                                                     --              --           (0.18)              --
Preferred stock dividends                                             (0.40)          (0.37)          (0.23)              --
                                                                   ---------------------------------------------------------
Net income (loss) to common stockholders                           $  (0.82)       $  (0.11)       $   0.22         $   0.55
                                                                   =========================================================

See accompanying notes.

                          ACCREDO HEALTH, INCORPORATED

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
               MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK
                       (000's omitted, except share data)


                                                                                                                        MANDATORILY
                                                                                                                         REDEEMABLE
                                       COMMON            COMMON                   ADDITIONAL    RETAINED      TOTAL      CUMULATIVE
                                       STOCK    COMMON    STOCK     SUBSCRIPTION    PAID-IN     EARNINGS  STOCKHOLDERS'  PREFERRED
                                       SHARES    STOCK  SUBSCRIBED   RECEIVABLE     CAPITAL     (DEFICIT)     EQUITY       STOCK
                                      ---------------------------------------------------------------------------------------------

Balance at June 30, 1996              5,107,253  $ 51     $  --        $  --       $ 15,101     $  (569)    $ 14,583     $ 25,706

Issuance of common stock                400,000     4        --           --          2,396          --        2,400           --
Common stock subscribed
  (83,334 shares)                            --    --       500           --             --          --          500           --
Subscription receivable                      --    --        --         (500)            --          --         (500)          --
Accrued dividends on mandatorily
  redeemable cumulative preferred
  stock                                      --    --        --           --         (2,043)         --       (2,043)       2,043
Net loss                                     --    --        --           --             --      (2,150)      (2,150)          --
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1997              5,507,253    55       500         (500)        15,454      (2,719)      12,790       27,749

Issuance of common stock                 83,334     1      (500)         500            499          --          500           --
Common stock subscribed
  (34,000 shares)                            --    --       204           --             --          --          204           --
Subscription receivable                      --    --        --         (204)            --          --         (204)          --
Accrued dividends on mandatorily
  redeemable cumulative preferred
  stock                                      --    --        --           --         (2,043)         --       (2,043)       2,043
Compensation resulting from stock
  transactions, net of income tax
  benefit                                    --    --        --           --            129          --          129           --
Net income                                   --    --        --           --             --       1,425        1,425           --
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1998              5,590,587    56       204         (204)        14,039      (1,294)      12,801       29,792

Issuance of common stock              3,486,500    35      (204)         204         51,513          --       51,548           --
Costs  related to public offering            --    --        --           --         (1,849)         --       (1,849)          --
Accrued dividends on mandatorily
  redeemable cumulative preferred
  stock                                      --    --        --           --           (452)     (1,165)      (1,617)       1,617
Redemption of mandatorily
  redeemable cumulative preferred
  stock                                      --    --        --           --             --          --           --      (31,409)
Compensation resulting from stock
  transactions, net of income tax
  benefit                                    --    --        --           --            116          --          116           --
Net income                                   --    --        --           --             --       3,128        3,128           --
                                      -------------------------------------------------------------------------------------------
Balance at June 30, 1999              9,077,087  $ 91     $  --        $  --       $ 63,367     $   669     $ 64,127     $     --
                                      ===========================================================================================

See accompanying notes.

                          ACCREDO HEALTH, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000's omitted)


                                                                                        YEARS ENDED JUNE 30
                                                                                1997           1998           1999
                                                                              --------------------------------------

OPERATING ACTIVITIES
Net income (loss)                                                             $ (2,150)      $  1,425       $  3,128
Adjustments to reconcile net income (loss) to net cash provided by
    (used in) operating activities:
    Depreciation and amortization                                                4,877          3,861          3,911
    Original issue discount amortization                                            12            177            198
    Interest added to long term obligations                                         85          1,046             --
    Extraordinary charge for early retirement of debt                               --             --          2,000
    Provision for losses on accounts receivable                                  2,977          3,165          4,739
    Deferred income taxes                                                          111          1,466           (969)
    Compensation resulting from stock transactions                                  --            138            184
Changes in operating assets and liabilities, net of effect from business acquisitions:
    Patient receivables and other                                              (11,060)       (10,522)       (25,857)
    Due from affiliates                                                            479             93         (1,784)
    Inventories                                                                 (5,260)         3,885         (7,796)
    Prepaids and other current assets                                             (216)           144            (49)
    Recoverable income taxes                                                        --           (151)           151
    Accounts payable and accrued expenses                                        9,378         (1,047)        25,891
    Income taxes payable                                                           261         (1,802)           393
                                                                              --------------------------------------
Net cash provided by (used in) operating activities                               (506)         1,878          4,140

INVESTING ACTIVITIES
Purchases of property and equipment                                               (349)          (992)        (1,511)
Business acquisition and joint venture investments                             (29,721)            --         (1,298)
Change in joint venture investments, net                                           378             25         (1,489)
                                                                              --------------------------------------
Net cash used in investing activities                                          (29,692)          (967)        (4,298)

FINANCING ACTIVITIES
Proceeds from (payment of) long-term obligations                                27,898             --        (18,116)
Redemption of preferred stock                                                       --             --        (31,409)
Capitalized loan fees                                                               --             --            (27)
Issuance of common stock                                                         2,400            500         51,547
Payment of costs related to public offering                                         --             --         (1,382)
                                                                              --------------------------------------
Net cash provided by financing activities                                       30,298            500            613

                                                                              --------------------------------------
Increase in cash and cash equivalents                                              100          1,411            455
Cash and cash equivalents at beginning of year                                   3,576          3,676          5,087
                                                                              --------------------------------------
Cash and cash equivalents at end of year                                      $  3,676       $  5,087       $  5,542
                                                                              ======================================

SUPPLEMENTARY CASH FLOW DISCLOSURES
Income taxes paid                                                             $    859       $  1,532       $  3,731
                                                                              ======================================

Cash paid for interest                                                        $    568       $  1,826       $  3,836
                                                                              ======================================

See accompanying notes.

                          Accredo Health, Incorporated

                   Notes to Consolidated Financial Statements

                                 June 30, 1999


1. DESCRIPTION OF BUSINESS

The consolidated financial statements include the accounts and transactions of Accredo Health, Incorporated (the Company) and its subsidiaries for the years ended June 30, 1997, 1998 and 1999, and its subsidiary Hemophilia Health Services, Inc. (HHS) for the period from the date of its acquisition, June 1, 1997. Significant intercompany accounts have been eliminated in consolidation.

The Company provides specialized contract pharmacy and related services pursuant to agreements with biotechnology drug manufacturers relating to the treatment of patients with certain costly chronic diseases. Because of the unique needs of patients suffering from chronic diseases, biotechnology drug manufacturers have recognized the benefits of customized programs to facilitate alternate site drug administration, ensure compliance with treatment regimens, provide reimbursement assistance and capture valuable clinical and patient demographic information. The Company addresses the needs of the manufacturers by providing specialized services that facilitate product launch and patient acceptance including the collection of timely drug utilization and patient compliance information, patient education and monitoring through the use of written materials and telephonic consultation, reimbursement expertise and overnight drug delivery.

The Company has designed its specialty services to focus primarily on biotechnology drugs that: (i) are used on a recurring basis to treat chronic, and potentially life threatening diseases; (ii) are expensive; (iii) are administered through injection; and (iv) require temperature control or other specialized handling as part of their distribution process. Currently, the Company provides specialized contract pharmacy and related services that address the needs of patients with the following diseases: Gaucher Disease, a hereditary liver enzyme deficiency; hemophilia, a hereditary bleeding disorder; Multiple Sclerosis, a debilitating disease of the central nervous system; growth hormone related disorders; and Crohn's Disease, a chronic inflammatory disease affecting the gastrointestinal tract. These diseases generally require life-long therapy, except for the treatment of growth hormone-related disorders which typically require treatment for six to ten years.

2. SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

                          Accredo Health, Incorporated

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT

The Company's primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross patient accounts receivable consist of the following at June 30:

                                                            1998           1999
                                                            -------------------

         Medicare                                             3%             4%
         Medicaid                                            23%            19%

Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company's operations. The Company grants credit without collateral to its patients.

Federal deposit insurance is limited to $100,000 per depositor. Management has weighed the risks involved in entrusting a single depository bank with these assets and has considered the bank's financial stability and FDIC risk rating. Management believes that there is low risk associated with this practice. Included in cash and cash equivalents at June 30, 1998 and 1999, are cash balances at several institutions, which exceed the federal deposit insured limit, of $4,786,000 and $5,241,000, respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of receivables, accounts payable and notes payable approximates fair value of these financial instruments at June 30, 1998 and 1999.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Provisions for depreciation are computed primarily by the straight-line method based on the estimated useful lives of the related assets of 2 to 7 years.

                          Accredo Health, Incorporated

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. The Company recorded $22,388,000 in goodwill, $1,000,000 in non-compete agreements, and $1,008,000 in acquired patient population on June 1, 1997, and $29,396,000 in goodwill, $1,118,000 in non-compete agreements, $6,137,000 in value associated with agreements with drug manufacturers and medical centers, $247,000 in acquired patient population, and $361,000 in other intangible assets on May 31, 1996, in connection with business acquisitions. These assets are being amortized using the straight-line method over their estimated useful lives of 40 years for goodwill, 3 and 10 years for the non-compete agreements, 3 months to 3 years for the value associated with agreements with drug manufacturers and medical centers, 4 to 8 years for acquired patient population, and 10 years for the other intangible assets. Goodwill is net of accumulated amortization of $2,137,000 and $3,432,000 at June 30, 1998 and 1999, respectively. Other intangible assets are net of accumulated amortization of $6,379,000 and $8,382,000 at June 30, 1998 and 1999, respectively.

VALUATION OF LONG-LIVED ASSETS

Management periodically evaluates carrying values of long-lived assets, including property and equipment, strategic investments, goodwill and other intangible assets, to determine whether events and circumstances indicate that these assets have been impaired. An asset is considered impaired when undiscounted cash flows to be realized from such asset are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset.

STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation using the intrinsic value method as permitted by Financial Accounting Standards Board Statement (FASB) No. 123, Accounting for Stock-Based Compensation (Statement 123). Accordingly, no compensation expense is recorded for stock-based awards issued at market value at the date such awards are granted. However, the Company incurred $436,000 and $420,000 in compensation cost in 1998 and 1999, respectively, for stock transactions at less than fair market value. The Company makes pro forma disclosures of net income as if the market-value method was followed.

                          Accredo Health, Incorporated

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Net patient service revenues are reported at the net amounts billed to patients, third-party payors and others in the period the services are rendered. The Company has agreements with certain third-party payors that provide for payments to the Company at amounts discounted from its established rates.

Approximately 17%, 20% and 18% of gross patient service revenues for the years ended June 30, 1997, 1998 and 1999, respectively, is from participation in the Medicare and state-sponsored Medicaid programs.

Other revenues primarily consist of management fees from biotech manufacturers and various management agreements with hospitals and joint ventures. The Company recognizes revenues in the period the services are rendered.

INTEREST RATE SWAP AGREEMENTS

The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense.

EARNINGS PER SHARE

In 1998, the Company adopted FASB Statement No. 128, Earnings Per Share. All per share amounts have been calculated in accordance with the statement using the weighted average number of shares outstanding during each period, adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

USE OF ESTIMATES

The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used primarily in recording the allowance for doubtful accounts.

                          Accredo Health, Incorporated

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RISK MANAGEMENT

During 1999 the Company adopted a self-insured medical and dental plan for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses. The Company has entered into a reinsurance agreement with an independent insurance company to limit its losses on claims. Under the terms of this agreement, the insurance company will reimburse the Company for individual claims generally in excess of $25,000 and when total claims exceed an aggregate amount based on the number of covered lives. These reimbursements are included in general and administrative expense in the accompanying consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 2000. Management of the Company does not anticipate that the adoption of the new Statement will have a significant effect on results of operations or the financial position of the Company.

Effective July 1, 1998, the Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement No. 131 established standards for reporting of information about operating segments. The Company's assets, revenues and income are derived from one segment. Accordingly, segment disclosures are not presented in these financial statements.

3. BUSINESS ACQUISITION

On June 1, 1997, the Company acquired substantially all the assets of HHS, a Company engaged in the sale and distribution of blood clotting factors and ancillary supplies to hemophilia patients, through an acquisition accounted for using the purchase method of accounting. The consideration paid by the Company related to this acquisition was $29,996,000. Total assets acquired and liabilities assumed were $9,019,000 and $3,152,000, respectively. The excess of the purchase price of $24,396,000, including acquisition costs of $266,000, over the fair market value of the net assets acquired was allocated to goodwill and other identifiable intangible assets. The Company recorded $22,388,000 in goodwill, $1,000,000 in non-compete agreements, and $1,008,000 in acquired patient population. The operating results of HHS are included in the Company's consolidated statements of operations beginning June 1, 1997.

Pro forma amounts for the year ended June 30, 1997, as if the acquisition had occurred on July 1, 1996, are as follows (in thousands, except per share data):

                                                                                        1997
                                                                                     ---------

         Pro forma total revenues                                                    $ 142,777
         Pro forma net loss attributable to common stockholders                      $  (4,571)
         Pro forma loss per share attributable to common stockholders                $   (0.89)

                          Accredo Health, Incorporated

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30 (in thousands):

                                                      1998          1999
                                                     --------------------

         Equipment                                   $1,305       $ 1,936
         Furniture and fixtures                       1,488         2,362
                                                     --------------------
                                                      2,793         4,298
         Accumulated depreciation                      (665)       (1,273)
                                                     --------------------
                                                     $2,128       $ 3,025
                                                     ====================

5. NOTES PAYABLE

At June 30, 1999, the Company has a revolving line of credit agreement for up to $60 million with banks, which expires December 1, 2001. The Company's borrowing base, as defined in the agreement, was approximately $39,843,000 and $54,112,000 at June 30, 1998 and 1999, respectively. Amounts outstanding under the line of credit bear interest at varying rates based upon a LIBOR or prime rate of interest at the periodic election of the Company plus a variable margin rate based on the Company's debt to cash flow ratio as defined by the banks (the combination of a variable rate margin and LIBOR base rate resulted in effective rates of 7.625% at June 30, 1998, and 6.44% at June 30, 1999). The Company entered into an interest rate swap agreement with a bank in October 1997 in order to fix a portion of its interest rate exposure on this line of credit. The terms of the agreement were revised and extended on January 21, 1999, and require the Company to pay a fixed interest rate of 5.5% on a $25 million notional amount and receive the 30 day LIBOR rate in exchange. The interest rate swap agreement terminates October 31, 2001. The line of credit is secured by substantially all assets of the Company. The bank's security interest in a portion of the Company's inventory is subordinate to the liens on that inventory under the terms of a security agreement between the Company and one of its vendors. The same vendor has a security interest in certain accounts receivable of the Company which is subordinate to the rights of the banks.
At June 30, 1999, the balance outstanding under this line of credit was $20,500,000.

As defined in the credit agreements, the line of credit contains financial covenants which require the Company to maintain certain levels of net worth, tangible net worth, working capital, debt to net worth and liquidity ratios. The credit agreement also restricts certain changes in management and ownership of the Company.

                          Accredo Health, Incorporated

5. NOTES PAYABLE (CONTINUED)

During June 1997, the Company issued $10 million in senior subordinated notes (the Notes) to certain stockholders of the Company in connection with the purchase of HHS. The Notes, which were due June 1, 2004, had a stated interest rate of 10% and an effective rate of 16%. The Notes were unsecured. Concurrently with the issuance of the Notes, the Company issued 400,000 shares of its common stock to the Noteholders. The excess of the fair market value of the 400,000 shares of common stock issued over the purchase price of $4,000 was recorded as an original issue discount. This original issue discount, which was accreted over the life of the related obligation using the effective interest method, is reflected as a reduction of the Notes in the accompanying consolidated balance sheets at June 30, 1998.

In accordance with the terms of the Notes, the Company added $85,000 and $1,046,000, respectively, of accrued interest due during 1997 and 1998 to the unpaid principal balance of the Notes.

If at any time while the Notes were outstanding, the Company consummated a public offering, as defined in the note purchase agreement, or merged or consolidated, as defined in the note purchase agreement, the Company was required to use the net proceeds of such offering to repay the principal amount of the Notes, plus accrued interest.

In connection with its initial public offering of common stock, the Company repaid in full all principal and accrued interest on the Notes. As a result of this repayment, the Company incurred an extraordinary charge related to the early extinguishment of debt. This extraordinary charge of $1,254,000, net of a $746,000 income tax benefit, is due to unamortized original issue discount remaining on the Notes on the repayment date.

6. MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK

The Company is authorized to issue up to 300,000 shares of nonvoting mandatorily redeemable cumulative preferred stock (Series A). In connection with its formation, the Company issued, at the $100 redemption amount, 255,361 shares of the preferred stock on May 31, 1996, for a total of $25,536,100. The nonvoting mandatorily redeemable cumulative preferred stock is entitled to an $8 per share annual dividend.

In connection with its initial public offering of common stock, the Company redeemed all the outstanding shares of nonvoting mandatorily redeemable cumulative preferred stock (Series A) and all accrued and unpaid dividends thereon.

                          Accredo Health, Incorporated

7. INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company is indemnified for income tax liabilities arising prior to May 31, 1996, by its former parent.

Income tax expense (benefit) consist of the following for the years ended June 30 (in thousands):

                                                                  1997        1998          1999
                                                                 ---------------------------------

                  Current:
                     Federal                                     $1,160      $   850       $ 4,306
                     State                                          231          104           666
                                                                 ---------------------------------
                                                                  1,391          954         4,972
                  Deferred:
                     Federal                                         95        1,239          (839)
                     State                                           16          227          (130)
                                                                 ---------------------------------
                                                                    111        1,466          (969)
                                                                 ---------------------------------
                                                                 $1,502      $ 2,420       $ 4,003
                                                                 =================================

The provision (benefit) for income taxes differed from the amount computed by applying the statutory federal income tax rate of 34% for the years ended June 30 due to the following (in thousands):

                                                                  1997        1998          1999
                                                                 ---------------------------------


         Income tax expense (benefit) at statutory rate          $ (220)     $ 1,307       $ 2,851
         State income tax expense, net of federal income tax
           benefit
                                                                    164          219           354
         Goodwill amortization                                    1,553          836           790
         Other                                                        5           58             8
                                                                 ---------------------------------
         Income tax expense                                      $1,502      $ 2,420       $ 4,003
                                                                 =================================

                          Accredo Health, Incorporated

7. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30 are as follows (in thousands):

                                                                     1998           1999
                                                                   -----------------------

         Deferred tax assets:
            Accounts receivable reserves                           $   176         $ 1,186
            Accrued expenses                                            97             295
            Joint venture investments                                   17              11
            Other                                                       34              62
                                                                   -----------------------
                                                                       324           1,554
         Deferred tax liabilities:
            Property and equipment                                    (151)           (235)
            Intangible assets                                         (301)           (587)
            Joint venture investments                                  (84)            (44)
                                                                   -----------------------
                                                                      (536)           (866)
                                                                   -----------------------
         Net deferred tax assets (liabilities)                     $  (212)        $   688
                                                                   =======================

Management has evaluated the need for a valuation allowance for the deferred tax asset in 1999 and believes it is more likely than not that the assets will ultimately be realized through future taxable income from operations.

8. COMMITMENTS

The Company leases office space and equipment under various operating leases. Rent expense for all operating leases was approximately $429,000, $758,000 and $985,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

Future minimum payments, by year and in the aggregate, under noncancelable operating leases with initial terms of one year or more consist of the following at June 30, 1999 (in thousands):

         2000                                                                     $   592
         2001                                                                         360
         2002                                                                         388
         2003                                                                         388
         2004                                                                          65
                                                                                  -------
                                                                                  $ 1,793
                                                                                  =======

                          Accredo Health, Incorporated

8. COMMITMENTS (CONTINUED)

The Company has guaranteed a bank line of credit made to one of the partnerships in which the Company owns a 50% interest. This line of credit allows the partnership to borrow up to $1,500,000, which is repayable in full on November 24, 2000.

9. INVESTMENT IN JOINT VENTURES

Texas Health Pharmaceutical Resources, Teddy Bear Home Care/Drug Therapies, Children's Memorial Home Hemophilia Services, Childrens Hemophilia Services and Childrens Home Services are partnerships in which the Company has a 50% ownership interest. Campus Home Health Care-Home Hemophilia is a limited liability company in which the Company has a 25% ownership interest (This entity was dissolved during the fiscal year ended June 30, 1999.). These joint ventures are accounted for by the Company under the equity method of accounting. Amounts due from these joint ventures to the Company are classified as due from affiliates in the accompanying consolidated balance sheets. The portion of the Company's retained earnings at June 30, 1998 and 1999, attributable to undistributed earnings of these joint ventures is $628,000 and $1,968,000, respectively.

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

The difference in the purchase price and the Company's interest in the fair value of net tangible assets of these partnerships of $1,298,000 is being amortized over its estimated useful life of 40 years. Any additional payments made under the purchase agreement will be treated as additional purchase cost and amortized over the remaining useful life on the date of payment.

                          Accredo Health, Incorporated

9. INVESTMENT IN JOINT VENTURES (CONTINUED)

The Company received fees for management services from these joint ventures of $362,000, $413,000 and $589,000 for the years ended June 30, 1997, 1998 and
1999, respectively, which are recorded as other revenues in the accompanying consolidated statements of operations.

Summary financial information for affiliated joint ventures (20 percent to 50 percent owned) accounted for by the equity method is as follows as of and for the years ended June 30 (in thousands):

                                                                  1997         1998         1999
                                                                 ---------------------------------

         Current assets                                          $ 2,783     $ 2,322       $ 8,519
         Property and equipment and other assets                      84          78            81
         Current liabilities                                       1,546       1,133         3,101
         Total revenues                                           12,736      10,215        17,512
         Net income                                                2,050       2,315         3,866

10. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company sponsors a qualified defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code in which substantially all employees qualify for participation. The Company matches employee contributions, as defined in the plan. The Company made annual matching contributions of approximately $41,000, $43,000 and $70,000 for the years ended June 30, 1997, 1998 and 1999, respectively.

11.  STOCKHOLDERS' EQUITY

COMMON STOCK

In April 1999, the Company completed its initial public offering of 3,450,000 shares of common stock at an offering price of $16.00 per share. In connection with the offering, the Company's majority shareholder exchanged 1,100,000 shares of the Company's $.01 par value common stock for 1,100,000 shares of the Company's $.01 par value non-voting common stock. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable cumulative preferred stock plus accrued dividends, repay the Company's senior subordinated notes and reduce the balance of the outstanding revolving line of credit.

                          Accredo Health, Incorporated

11. STOCKHOLDERS' EQUITY (CONTINUED)

PREFERRED STOCK

In April 1999, the Company's Board of Directors and Stockholders authorized the establishment of a new class of undesignated preferred stock.

12. EMPLOYEE STOCK PURCHASE PLAN

In April 1999, the Company's Board of Directors adopted and the stockholders approved, the Accredo Health, Incorporated 1999 Employee Stock Purchase Plan (the ESPP). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of an offering period (usually consisting of a six-month period beginning January 1 or July 1) or the last day of an offering period, whichever is lower. The shares are purchased at the end of each period with funds withheld from employees' pay during the period. A total of 135,000 shares of the Company's common stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced on the effective date of the Company's initial public offering in April 1999 and the first date shares may be purchased is December 31, 1999.

13. STOCK OPTION PLAN

The Company's Amended and Restated Stock Option and Restricted Stock Purchase Plan authorizes the grant of options to selected employees, officers and directors for up to 965,000 shares of the Company's common stock. All options granted have ten-year terms and vest and become fully exercisable over a period of 1 to 6 years of continued employment. Certain options granted with up to six year vesting terms also have provisions for accelerated vesting over the first 4 years if certain Company income targets are achieved during that period. Otherwise, these options become fully exercisable at the end of up to 6 years of continued employment.

The Company's 1999 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 500,000 shares of the Company's common stock. No options have been granted under this plan.

                          Accredo Health, Incorporated

13. STOCK OPTION PLAN (CONTINUED)

Pro forma information regarding net income is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the years ended June 30:

                                                  1997                1998                1999
                                             -----------------------------------------------------

         Risk-free interest rates            6.08% to 6.93%      5.48% to 6.22%      5.05% to 5.40%
         Dividend yield                             0%                  0%                  0%
         Volatility factor                        .60                 .60                 .50
         Weighted-average expected life         4.50 years         4.45 years          4.47 years

The Black-Scholes option model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended June 30 is as follows (in thousands, except share data):

                                                                   1997        1998          1999
                                                                 ----------------------------------

         Net income (loss) "as reported"                         $ (2,150)   $  1,425      $  3,128
         Pro forma net income (loss)                             $ (2,358)   $  1,119      $  2,729
         Pro forma basic earnings (loss) per share               $  (0.46)   $   0.20      $   0.43
         Pro forma diluted earnings (loss) per share             $  (0.46)   $   0.19      $   0.40

These pro forma disclosures are not necessarily representative of the effects of stock options on reported pro forma net income for future years.

                          Accredo Health, Incorporated

13. STOCK OPTION PLAN (CONTINUED)

A summary of the Company's stock option activity and related information for the periods ended June 30 follows:

                                            1997                              1998                              1999
                                 ---------------------------       --------------------------        ---------------------------
                                            WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE                   WEIGHTED-AVERAGE
                                               EXERCISE                         EXERCISE                           EXERCISE
                                  OPTIONS        PRICE              OPTIONS       PRICE               OPTIONS        PRICE
                                 ---------------------------       --------------------------        ---------------------------

Outstanding at beginning
  of period                         542,857       $ 3.00              670,858       $ 3.00              856,429       $  3.65
Granted                             130,001         3.00              186,428         6.00               87,143         10.26
Exercised                                --           --                   --           --               (2,500)         3.00
Forfeited                            (2,000)        3.00                 (857)        3.00               (7,000)         4.01
                                 ---------------------------       --------------------------        ---------------------------
Outstanding at end of
  period                            670,858       $ 3.00              856,429       $ 3.65              934,072       $  4.27
                                 ===========================       ==========================        ===========================

Exerciseable at end of year         116,000       $ 3.00              247,001       $ 3.17              405,752       $  3.44
                                 ===========================       ==========================        ===========================

Weighted-average fair
  value of options granted
  during the year                $   1.63                          $   2.61                          $   4.98
                                 ========                          ========                          ========

The range of exercise prices for the Company's stock options outstanding at June 30, 1999, is $3.00 to $16.00. The weighted-average remaining contractual life of those outstanding options is 7.5 years at June 30, 1999.

                          Accredo Health, Incorporated

14. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the years ended June 30 (in thousands, except share data):

                                                                                                                (NOTE 15)
                                                                                                                PRO FORMA
                                                                                                               (UNAUDITED)
                                                       1997                1998                1999                1999
                                                    ----------------------------------------------------------------------

Numerator for basic and diluted income (loss)
 per share to common stockholders:
Income (loss) before extraordinary item             $   (2,150)         $    1,425          $    4,382          $    5,296
Extraordinary item                                          --                  --              (1,254)                 --
Preferred stock dividends                               (2,043)             (2,043)             (1,617)                 --
                                                    ----------------------------------------------------------------------

Net income (loss) to common stockholders            $   (4,193)         $     (618)         $    1,511          $    5,296
                                                    ======================================================================

Denominator:
 Denominator for basic income (loss) per share
  to common stockholders-weighted-average
  shares                                             5,140,586           5,566,281           6,334,537           9,073,578
 Effect of dilutive stock options                      277,138             474,492             620,093             620,093
                                                    ----------------------------------------------------------------------
 Denominator for diluted income (loss) per
  share to common stockholders-adjusted
  weighted-average shares                            5,417,724           6,040,773           6,954,630           9,693,671
                                                    ======================================================================

Basic earnings per common share:
 Income (loss) before extraordinary item            $    (0.42)         $     0.26          $     0.69          $     0.58
 Extraordinary item                                         --                  --               (0.20)                 --
 Preferred stock dividends                               (0.40)              (0.37)              (0.25)                 --
                                                    ----------------------------------------------------------------------
 Net income (loss) to common stockholders           $    (0.82)         $    (0.11)         $     0.24          $     0.58
                                                    ======================================================================

Diluted earnings per common share:
 Income (loss) before extraordinary item            $    (0.42)         $     0.26          $     0.63          $     0.55
 Extraordinary item                                         --                  --               (0.18)                 --
 Preferred stock dividends                               (0.40)              (0.37)              (0.23)                 --
                                                    ----------------------------------------------------------------------
 Net income (loss) to common stockholders (1)       $    (0.82)         $    (0.11)         $     0.22          $     0.55
                                                    ======================================================================

(1) Historical diluted loss per share amounts for 1997 and 1998 have been calculated using the same denominator as used in the basic loss per share calculation since the inclusion of dilutive securities in the denominator of the calculation would have an anti-dilutive effect.

                          Accredo Health, Incorporated

15. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The pro forma consolidated statement of operations for the year ended June 30, 1999, gives effect to the sale of common stock in the Company's initial public offering and the application of the net proceeds thereof to the prepayment in full of all principal and accrued interest on the Company's outstanding Senior Subordinated Notes, the redemption of all outstanding shares of Series A Preferred Stock, including all accrued dividends thereon, and the reduction of $7,000,000 in the balance of the Company's outstanding line of credit, as if all such transactions had been completed as of July 1, 1998, as follows:

         The elimination of interest expense (including original issue discount amortization) associated with the prepayment of the Senior Subordinated Notes and the reduction of the line of credit with a portion of the net proceeds of the offering, and the elimination of the related income tax benefit based on the combined federal and state statutory rate of 37.3%.

         The elimination of the dividends on the Series A Preferred Stock redeemed with a portion of the net proceeds of the Offering.

In connection with the prepayment of the Senior Subordinated Notes, the Company incurred an extraordinary charge related to the early extinguishment of debt. This extraordinary charge of approximately $1,254,000, net of a $746,000 tax benefit, is due to the unamortized original issue discount remaining on the debt on the prepayment date. This charge is reflected as an extraordinary nonrecurring charge in the Company's financial results for the year ended June 30, 1999. This charge is not reflected in the pro forma statement of operations.

                          Accredo Health, Incorporated

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended June 30, 1998 and 1999, is summarized below (in thousands, except share data):

                                                                                1999
                                                           ---------------------------------------------
                                                            FIRST        SECOND       THIRD       FOURTH
                                                           QUARTER      QUARTER      QUARTER     QUARTER
                                                           ---------------------------------------------

Total revenues                                             $57,348      $62,678      $66,881     $71,447
Operating income                                             2,709        2,747        2,922       3,170
Income before income taxes and extraordinary item            1,844        1,882        2,000       2,659
Income before extraordinary item                               915          948        1,020       1,499
Net income                                                     915          948        1,020         245
Net income to common stockholders                              405          437          509         160

Basic earnings per common share:
  Income before extraordinary item                            0.16         0.17         0.18        0.18
  Net income                                                  0.16         0.17         0.18        0.03
  Net income to common stockholders                           0.07         0.08         0.09        0.02

Diluted earnings per common share:
  Income before extraordinary item                            0.15         0.15         0.16        0.16
  Net income                                                  0.15         0.15         0.16        0.03
  Net income to common stockholders                           0.07         0.07         0.08        0.02

                                                                                1998
                                                           ---------------------------------------------
                                                            FIRST        SECOND       THIRD       FOURTH
                                                           QUARTER      QUARTER      QUARTER     QUARTER
                                                           ---------------------------------------------

Total revenues                                             $40,886      $44,700      $44,813     $50,559
Operating income                                             1,558        1,717        1,908       2,214
Income before income taxes                                     667          829          986       1,363
Net income                                                     175          253          378         619
Net income (loss) to common stockholders                      (335)        (257)        (133)        107

Basic earnings per common share:
  Net income                                                  0.03         0.05         0.07        0.11
  Net income (loss) to common stockholders                   (0.06)       (0.04)       (0.02)       0.02

Diluted earnings per common share:
  Net income                                                  0.03         0.05         0.07        0.10
  Net income (loss) to common stockholders                   (0.06)       (0.04)       (0.02)       0.02

                          ACCREDO HEALTH, INCORPORATED

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (In Thousands)



         COL. A                           COL. B                           COL. C                    COL. D             COL. E
-------------------------         -----------------------       ----------------------------       ----------       --------------

                                                                         Additions
                                                                ----------------------------

                                  BALANCE AT BEGINNING OF       CHARGED TO        CHARGED TO                        BALANCE AT END
                                           PERIOD               COSTS AND           OTHER                             OF PERIOD
       DESCRIPTION                                               EXPENSES          ACCOUNTS        DEDUCTIONS
-------------------------         -----------------------       ---------         ----------       ----------       --------------

Year ended June 30, 1997:
  Allowance for doubtful                   $2,710                 $2,977           $     --           $1,885 (1)         $3,802
  accounts

Year ended June 30, 1998:
  Allowance for doubtful                    3,802                  3,165                 --            3,537 (1)          3,430
  accounts

Year ended June 30, 1999:
  Allowance for doubtful                    3,430                  4,739                 --            2,869 (1)          5,300
  accounts

         (1) Uncollectible accounts written off, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, State of Tennessee, on the 28th day of September, 1999.

                            Accredo Health, Incorporated

                            By: /s/ David D. Stevens
                                -------------------------
                                David D. Stevens
                                Chairman of the Board and
                                Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David D. Stevens and Joel R. Kimbrough and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.


/s/ David D. Stevens                           Chairman of the Board,            September 28, 1999
-------------------------------------             Chief Executive
David D. Stevens                                Officer and Director
                                            (Principal Executive Officer)

/s/ Joel R. Kimbrough                          Senior Vice President,            September 28, 1999
-------------------------------------         Chief Financial Officer
Joel R. Kimbrough                              Treasurer (Principal
                                             Financial and Accounting
                                                     Officer)

/s/ John R. Grow                                    Director                     September 28, 1999
-------------------------------------
John R. Grow

/s/ Kyle J. Callahan                                Director                     September 28, 1999
-------------------------------------
Kyle J. Callahan

                                                    Director                     September 28, 1999
-------------------------------------
Kenneth R. Masterson

/s/ Kenneth J. Melkus                               Director                     September 28, 1999
-------------------------------------
Kenneth J. Melkus

                                                    Director                     September 28, 1999
-------------------------------------
Andrew M. Paul

                                                    Director                     September 28, 1999
-------------------------------------
Patrick J. Welsh

                                 EXHIBIT INDEX

Exhibit
Number                            Description of Exhibits
-------                           -----------------------

   3.1      Amended and Restated Certificate of Incorporation of the Company(1)

   3.2      Amended and Restated Bylaws of the Company(1)

   4.1      Form of Common Stock Certificate(1)

  10.1      Employment Agreement dated May 31, 1996 between the Company and
            David D. Stevens(1)

  10.2      Employment Agreement dated May 31, 1996 between the Company and
            John R. Grow(1)

  10.3      Employment Agreement dated May 31, 1996 between the Company and
            Joel R. Kimbrough(1)

  10.4      Employment Agreement dated June 5, 1997 between the Company and
            Kyle J. Callahan(1)

  10.5      Employment Agreement dated July 10, 1998 between the Company and
            Thomas W. Bell, Jr.(1)

  10.6      Accredo Health 1999 Long-Term Incentive Plan(1)

  10.7      Accredo Health 1999 Employee Stock Purchase Plan(1)

  10.8      Nova Holdings, Inc. and its Subsidiaries Stock Option and Restricted
            Purchase(1) Plan, as amended and restated(1)

  10.9      Note Purchase Agreement dated June 4, 1997 among the Company, Welsh,
            Carson, Anderson & Stowe VII, L.P. and certain other investors(1)

 10.10      Registration Rights Agreement dated May 31, 1996 among the Company,
            Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors(1)

 10.11      Amendment Number One to the Registration Rights Agreement dated
            October 27, 1997 among the Company, Welsh, Carson, Anderson &
            Stowe VII, L.P. and certain other investors(1)

 10.12      Amendment Number Two to the Registration Rights Agreement dated
            July 24, 1998 among the Company, Welsh, Carson, Anderson &
            Stowe VII, L.P. and certain other investors(1)

 10.13      Subscription and Exchange Agreement dated May 31, 1996 among the
            Company and certain purchasers and exchanging shareholders(1)

 10.14      Stock Purchase Agreement dated May 31, 1996 among Le Bonheur Health
            Systems, Inc., Southern Health Systems, Inc., the Company and
            Welsh, Carson, Anderson & Stowe VII, L.P.(1)

 10.15      Modification Agreement dated May 31, 1996 among Le Bonheur Health
            Systems, Inc., Southern Health Systems, Inc., Nova Holdings, Inc.
            and Welsh, Carson Anderson & Stowe VII, L.P.(1)

 10.16 Non-Disclosure and Non-Competition Agreement dated May 31, 1996 by and among Le Bonheur Health Systems, Inc., PharmaThera, Inc.,
            Welsh, Carson, Anderson & Stowe VII, L.P., Southern Health Systems,
            Inc., Nova Factor, Inc. and Nova Holdings, Inc.(1)

 10.17      Stock Purchase Agreement dated as of June 5, 1997 among Dianne R.
            Martz, A.B. Charlton, III, the Company and Horizon Health Systems,
            Inc.(1)

 10.18 Non-Disclosure and Non-Compete Agreement dated as of June 5, 1997 by and among Horizon Health Systems, Inc., the Company and Dianne R.
            Martz(1)

 10.19 Grant Agreement dated as of June 5, 1997 by and between Kyle Callahan and the Company(1)

 10.20 Subscription and Restriction Agreement dated as of June 5, 1997 by and between the Company and Kyle Callahan(1)

 10.21 Consulting and Transition Agreement dated as of June 5, 1997 by and between Dianne Martz and Horizon Health Systems, Inc.(1)

 10.22      Letter Agreement dated as of June 3, 1997 from Andrew M. Paul to
            Kyle Callahan regarding Mr. Callahan's election to the Board of Directors of the Company(1)

 10.23      Lease Agreement dated September 1, 1994 between Dianne Martz and
            Horizon Health Systems, Inc.(1)

 10.24 Addendum to Lease Agreement dated September 1, 1994 amending the square footage of Premises and annual rental payments(1)

 10.25      Escrow Agreement dated June 5, 1997 among First American National
            Bank, Nova Holdings, Inc. and Dianne Martz and A. B. Charlton, III(1)

 10.26      Refunds Payable Escrow Agreement dated June 5, 1997 among First
            American National Bank, Nova Holdings, Inc. and Dianne Martz and
            A. B. Charlton, III(1)

 10.27      Contract for the Sale and Distribution of Genentech Human Growth
            Hormone dated March 1, 1997 by and between Genentech, Inc. and Nova
            Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.28 Distribution and Services Agreement dated November 1, 1995 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.29      Amendment No. 1 to Distribution and Services Agreement dated May 17,
            1996 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.30 Addendum and Amendment No. 2 to Distribution and Services Agreement dated May 21, 1997 by and between Biogen, Inc. and Nova Factor, Inc.
            (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.31 Addendum and Amendment No. 3 to Distribution and Services Agreement dated July 1, 1997 by and between Biogen, Inc. and Nova Factor, Inc.
            (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.32 Addendum and Amendment No. 4 to Distribution and Services Agreement dated January 1, 1998 by and between Biogen, Inc. and Nova Factor,
            Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.33      Loan and Security Agreement dated as of June 5, 1997 among Nova
            Holdings, Inc. and its Subsidiaries and NationsBank of Tennessee, N.A.
            and First Tennessee Bank National Association.(1)

 10.34      Swing Line Note dated December 1, 1997 entered into by Nova Holdings,
            Inc. with NationsBank of Tennessee, N.A.(1)

 10.35      ISDA Master Agreement dated August 7, 1997 between NationsBank of
            Tennessee, N.A. and Nova Holdings, Inc.(1)

 10.36      Texas Health Pharmaceutical Resources Partnership Agreement dated
            July 1, 1994 (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.37      Distribution Business Management and Service Agreement dated July
            1, 1994 by and among Southern Health Systems, Inc. and Texas Health
            Pharmaceutical Resources (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.38      Amendment No. 1 to Distribution Business Management and Service
            Agreement dated July 1, 1994 by and among Southern Health Systems,
            Inc. and Texas Health Pharmaceutical Resources (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.39 Hemophilia Therapy Pharmacy Management Agreement dated May 9, 1997 by and among Texas Health Pharmaceutical Resources and Children's
            Medical Center of Dallas (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.40      Amendment No. 1 to Hemophilia Therapy Pharmacy Management
            Agreement, dated February 28, 1998, by and among Texas Health
            Pharmaceutical Resources and Children's Medical Center of Dallas
            (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.41      Incentive Stock Option Agreement of David Stevens dated May 31,
            1996(1)

 10.42      Incentive Stock Option Agreement of Joel R. Kimbrough dated May 31,
            1996(1)

 10.43      Incentive Stock Option Agreement of John R. Grow dated May 31, 1996(1)

 10.44      Incentive Stock Option Agreement of Kyle Callahan dated September 3,
            1997(1)

 10.45      Non-Qualified Stock Option Agreement of Patrick J. Welsh dated
            February 9, 1998(1)

 10.46      Non-Qualified Stock Option Agreement of Ken Melkus dated February 9,
            1998(1)

 10.47      Incentive Stock Option Agreement of Kyle Callahan dated February 9,
            1998(1)

 10.48      Non-Qualified Stock Option Agreement of Andrew M. Paul dated
            February 9, 1998(1)

 10.49      Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated
            April 30, 1998(1)

 10.50      Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated
            July 10, 1998(1)

 10.51      Amendment No. 1 Loan and Security Agreement dated as of August 28,
            1998 among Nova Holdings, Inc., a Delaware corporation, and its Subsidiaries and NationsBank of Tennessee, N.A. and First Tennessee
            Bank National Association(1)

 10.52      Loan Agreement dated November 24, 1998 between NationsBank, N.A.
            and Children's Hemophilia Services, a California general partnership composed of Children's Home Care, a California not-for-profit public benefit corporation and Horizon Health
            Systems, Inc., a Tennessee Corporation(1)

 10.53      Limited Guaranty dated November 24, 1998 between NationsBank, N.A.
            and Accredo Health, Incorporated(1)

 10.54      Promissory Note dated December 24, 1998 between NationsBank, N.A.
            and Children's Hemophilia Services(1)

 10.55      Amended and Restated General Partnership Agreement of Children's
            Home Services(1)

 10.56      Amended and Restated General Partnership Agreement of Children's
            Hemophilia Services(1)

 10.57      Growth Hormone Drug Therapy Business Management, Service and Sales
            Agreement dated November 10, 1998 between Nova Factor, Inc., a
            Tennessee corporation, and Children's Home Services, a California general partnership (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.58      Hemophilia Therapy Business Management, Services and Sales
            Agreement, dated November 10, 1998 between Horizon Health Systems,
            Inc., a Tennessee corporation, and Children's Hemophilia Services, a California general partnership (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.59 Product Supply and Service Agreement dated November 10, 1998 between Nova Factor, Inc., a Tennessee corporation, and Children's
            Home Care, a California non-profit benefit corporation (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.60      Distribution and Services Agreement dated August 28, 1998 between
            Centocor, Inc. and its affiliates and Nova Factor, Inc. (The
            Company has obtained confidential treatment with respect to certain portions of this Exhibit.)(1)

 10.61 Amendment No. 2 dated March 2, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and NationsBank, N.A. and First Tennessee Bank National
            Association and NationsBank, N.A. as Agent(1)

 10.62      Amendment No. 1 to Distribution and Service Agreement dated
            January 11, 1999 by and between Centocor, Inc. and its Affiliates and Nova Factor, Inc.(1)

 10.63      Services Agreement, dated July 26, 1999, by and between Centocor,
            Inc. and Nova Factor, Inc. (The Company has requested confidential treatment with respect to certain portions of this Exhibit.)

 10.64      Distribution Agreement, dated August 17, 1999, between MedImmune,
            Incorporated and Nova Factor, Inc. (The Company has requested confidential treatment with respect to certain portions of this Exhibit.)

 10.65 Amended and Restated Distribution Agreement, dated January 1, 1998, by and between Nova Factor, Inc. and Genzyme Corporation (The
            Company has requested confidential treatment with respect to certain portions of this Exhibit.)

 10.66      Extension of Distribution and Services Agreement, dated August 23,
            1999, between Biogen, Inc. and Nova Factor, Inc.

 10.67      Second Lease Amendment, dated May 25, 1999,  between Dianne R.
            Griffith, as landlord, and Hemophilia Health Services, Inc. as tenant.

 10.68      Amendment No. 1 to Nova Holdings, Inc. Incentive Stock Option
            Agreement, dated April 23, 1999, between the Company and John
            R. Grow.

 10.69      Amendment No. 1 to Nova Holdings, Inc. Incentive Stock Option
            Agreement, dated April 23, 1999, between the Company and Joel
            R. Kimbrough.

 10.70      Amendment No. 1 to Nova Holdings, Inc. Incentive Stock Option
            Agreement, dated April 23, 1999, between the Company and David
            D. Stevens.

 10.71      Amendment No. 1 to Nova Holdings, Inc. Incentive Stock Option
            Agreement dated April 23, 1999, between the Company and Thomas
            W. Bell, Jr.

 10.72      Amendment No. 1 to Nova Holdings, Inc. Incentive Stock Option
            Agreement, dated May 6, 1999, between the Company and Kyle Callahan.

 10.73      Amendment No. 1 to Nova Holdings, Inc. Incentive Stock Option
            Agreement, dated May 6, 1999, between the Company and Kyle Callahan.

  21.1      Subsidiaries of the Company

  23.1      Consent of Ernst & Young LLP

 24.1       Power of Attorney (contained on the signature page of this report)

 27.1       Financial Data Schedule for the year ended June 30, 1999


(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Reg. No. 333-62679) effective April 15, 1999.