Form 10-Q
period 1999-09-30
ACCREDO HEALTH INC
filed 1999-11-15
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM             TO


                        COMMISSION FILE NUMBER 000-25769


                          ACCREDO HEALTH, INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                      DELAWARE                         62-1642871
            ----------------------------          -------------------
            (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

             1640 CENTURY CENTER PKWY, SUITE 101, MEMPHIS, TN 38134

                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

                                 (901) 385-3688

              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                    NO CHANGE

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

Yes         No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             CLASS                             OUTSTANDING AT OCTOBER 29, 1999
COMMON STOCK, $0.01 PAR VALUE................              9,155,512
NON-VOTING COMMON STOCK, $0.01 PAR VALUE.....                      0
                                                          ----------
TOTAL COMMON STOCK...........................              9,155,512
                                                          ==========

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX

Part I  -  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations (unaudited)
                        For the three months ended September 30, 1998 and 1999

                  Condensed Consolidated Balance Sheets
                        June 30, 1999 and September 30, 1999 (unaudited)

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                        For the three months ended September 30, 1998 and 1999

                  Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.           Quantitative and Qualitative Disclosure About Market Risk

Part II  -  OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds

                  (c)   Sales of Unregistered Securities
                  (d)   Use of Proceeds

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                           Three Months Ended September 30,
                                           --------------------------------

                                                 1999           1998
                                               -------        --------

Net patient service revenue                    $72,684        $ 54,365
Other revenue                                    3,569           2,733
Equity in net income of joint ventures             618             250
                                               -------        --------
Total revenues                                  76,871          57,348

Cost of services                                65,992          48,525
                                               -------        --------
Gross profit                                    10,879           8,823

General & administrative                         5,246           3,997
Bad debts                                        1,363           1,131
Depreciation and amortization                      645             986
                                               -------        --------
Income from operations                           3,625           2,709

Interest expense, net                              352             865
                                               -------        --------
Income before income taxes                       3,273           1,844

Provision for income taxes                       1,305             929
                                               -------        --------
Net income                                       1,968             915
Preferred stock dividends                           --            (510)
                                               -------        --------

Net income to common shareholders              $ 1,968        $    405
                                               =======        ========

Cash dividends declared on common stock        $    --        $     --
                                               =======        ========

Basic earnings per common share:
    Net income                                 $  0.22        $   0.16
    Preferred stock dividends                       --           (0.09)
                                               -------        --------
    Net income per common share                $  0.22        $   0.07
                                               =======        ========

Diluted earnings per common share:
    Net income                                 $  0.20        $   0.15
    Preferred stock dividends                       --           (0.08)
                                               -------        --------
    Net income per common share                $  0.20        $   0.07
                                               =======        ========



See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                                  September 30,     June 30,
                                                                                     1999             1999
                                                                                  ---------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                                   $  5,169        $  5,542
        Patient accounts receivable, less allowance for
            doubtful accounts of $5,558 at September 30, 1999
            and $5,300 at June 30, 1999                                               52,866          54,816
        Due from affiliates                                                            2,275           2,105
        Other accounts receivable                                                      6,027           5,856
        Inventories                                                                   21,997          19,927
        Prepaids and other current assets                                                371             359
        Deferred income taxes                                                          1,993           1,554
                                                                                    --------        --------
Total current assets                                                                  90,698          90,159

Property and equipment, net                                                            3,285           3,025
Other assets:
        Joint venture investments                                                      4,033           3,415
        Goodwill and other intangible assets, net                                     49,696          50,147
                                                                                    --------        --------
Total assets                                                                        $147,712        $146,746
                                                                                    ========        ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                            $ 53,330        $ 56,029
        Accrued expenses                                                               4,606           4,831
        Income taxes payable                                                           1,743             393
                                                                                    --------        --------
Total current liabilities                                                             59,679          61,253

Long-term notes payable                                                               20,500          20,500
Deferred income taxes                                                                    908             866
Stockholders' equity:
        Undesignated Preferred Stock, 5,000,000 shares
            authorized, no shares issued                                                   -               -
        Non-voting Common Stock, $.01 par value;
            2,500,000 shares authorized; no shares issued and outstanding at
            September 30, 1999; 1,100,000
            shares issued and outstanding at June 30, 1999                                 -              11
        Common Stock, $.01 par value; 30,000,000 shares authorized;
            9,154,887 and 7,977,087 shares issued and outstanding at
            September 30, 1999 and June 30, 1999, respectively                            92              80
        Additional paid-in capital                                                    63,896          63,367
        Retained earnings                                                              2,637             669
                                                                                    --------        --------
Total stockholders' equity                                                            66,625          64,127
                                                                                    --------        --------

Total liabilities and stockholders' equity                                          $147,712        $146,746
                                                                                    ========        ========



See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)



                                                                               Three Months Ended
                                                                                  September 30,
                                                                               1999           1998
                                                                             ------------------------
OPERATING ACTIVITIES:
Net income                                                                   $ 1,968         $    915

Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                            645              986
        Original issue discount amortization                                      --               59
        Provision for losses on accounts receivable                            1,363            1,131
        Deferred income tax benefit                                             (413)            (765)
        Compensation resulting from stock transactions                            46               46
Changes in operating assets and liabilities:
        Patient receivables and other                                            416          (10,099)
        Due from affiliates                                                     (170)             (61)
        Inventories                                                           (2,070)          (2,816)
        Prepaids and other current assets                                        (12)             (83)
        Recoverable income taxes                                                  --              151
        Accounts payable and accrued expenses                                 (2,924)           9,125
        Income taxes payable                                                   1,350            1,482
                                                                             -------         --------
Net cash provided by operating activities                                        199               71

INVESTING ACTIVITIES:
Purchases of property and equipment                                             (455)            (200)
Change in joint venture investments, net                                        (618)              (5)
                                                                             -------         --------
Net cash used in investing activities                                         (1,073)            (205)

FINANCING ACTIVITIES:
Issuance of common stock                                                         501              207
                                                                             -------         --------
Net cash provided by financing activities                                        501              207

                                                                             -------         --------
Increase (decrease) in cash and cash equivalents                                (373)              73

Cash and cash equivalents at beginning of period                               5,542            5,087
                                                                             -------         --------
Cash and cash equivalents at end of period                                   $ 5,169         $  5,160
                                                                             =======         ========



See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1999


1.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the "Company" or "Accredo") have been included. Operating results for the three-month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000.

                  The balance sheet at June 30, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                  For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 1999.

2.       ACQUISITION

                  On October 20, 1999, the Company acquired the majority of the operating assets of the specialty pharmacy businesses operated by certain affiliates of Home Medical of America, Inc., of Cherry Hill, New Jersey ("HMA"). The assets acquired consist of two pharmacies located in Jacksonville, Florida and Temecula, California, which are engaged in the pharmaceutical care of certain chronic, long-term patients, including those requiring growth hormone, hemophilia and intravenous gammaglobulin products and services.

                  The purchase price for these assets consists of a cash payment of $7.7 million, plus a potential earn-out payment of up to $1.2 million if certain revenue goals are achieved by the Company from this acquisition during the six-month period beginning November 1, 1999 and ending April 30, 2000. The Company also paid $500,000 as consideration for an agreement from HMA, SPS and certain other of their affiliates not to compete for a period of five years. No indebtedness was assumed with this acquisition.

                  This transaction will be accounted for using the purchase method of accounting and the results of operations of these pharmacies will be included in the consolidated financial statements of the Company subsequent to the date of acquisition. The excess of the total estimated purchase price, including estimated acquisition costs of $100,000, over the fair market value of the net assets acquired of approximately $234,000, will be allocated to goodwill and other identifiable intangible assets and amortized using the straight-line method over their estimated useful lives. The $500,000 payment for the non-compete agreement will be amortized using the straight-line method over its five year life. The results of operations of these pharmacies would not have been material to the results of the Company for the three months ended September 30, 1999 or 1998.

3.       INVESTMENT IN JOINT VENTURE

                  On October 1, 1999 the Company entered into a joint venture agreement with Children's National Medical Center in Washington, DC, to market, sell, provide and distribute Synagis(R) and growth hormone and related services and supplies. The term of the joint venture is for a period of five years unless terminated at an earlier date pursuant to the terms of the agreement. Both companies contributed $50,000 in capital to the joint venture and will share equally in the assets, liabilities, profits and losses.

                  In conjunction with the formation of this joint venture, the Company also entered into a management, service and sales agreement with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a monthly management fee and the reimbursement of certain expenses. The Company previously had a direct management agreement relationship with an affiliate of Children's National Medical Center.

4.       COMMITMENTS

                  In October 1999, the Company entered into a six year lease agreement with its current landlord for approximately 30,570 square feet of additional office and warehouse space in Memphis, Tennessee, and a land lease for an expanded parking lot adjacent to the office and warehouse space. In conjunction with the acquisition of the two pharmacy locations in Florida and California discussed in Note 2, the Company also assumed the leases for these pharmacy locations.

                  Revised future minimum payments, by fiscal year and in the aggregate, under non-cancelable operating leases with initial terms of one year or more consist of the following after taking into account these most recent lease obligations (in thousands):


         2000                                            $   721
         2001                                                574
         2002                                                575
         2003                                                545
         2004                                                225
         Thereafter                                          236
                                                         -------
                                                         $ 2,876
                                                         =======


5.       STOCKHOLDERS' EQUITY

                  During the quarter ended September 30, 1999, the Company's largest shareholder converted 1,100,000 shares of the Company's outstanding Non-voting Common Stock to 1,100,000 shares of voting Common Stock.

                  During the quarter ended September 30, 1999, employees exercised stock options to acquire 77,800 shares for exercise prices ranging between $3.00 and $6.00 per share.

6.       EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):



                                                     Three Months Ended September 30,
                                                     --------------------------------
                                                         1999               1998
                                                      -------------------------------
Numerator for basic and diluted income per
 share to common stockholders:
       Net income                                     $    1,968        $         915
       Preferred stock dividends                              --                 (510)
                                                      ----------        -------------
       Net income to common stockholders              $    1,968        $         405
                                                      ==========        =============

Denominator:
       Denominator for basic income per
         share to common stockholders -
         weighted-average shares                       9,100,227            5,616,098
       Effect of dilutive stock options                  690,255              592,745
                                                      ----------        -------------
       Denominator for diluted income per
         share to common stockholders -
         adjusted weighted-average shares              9,790,482            6,208,843
                                                      ==========        =============
Basic earnings per common share:
       Net income                                     $     0.22        $        0.16
       Preferred stock dividends                              --                (0.09)
                                                      ----------        -------------
       Net income per common share                    $     0.22        $        0.07
                                                      ==========        =============

Diluted earnings per common share:
       Net income                                     $     0.20        $        0.15
       Preferred stock dividends                              --                (0.08)
                                                      ----------        -------------
       Net income per common share                    $     0.20        $        0.07
                                                      ==========        =============

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

         There may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors discussed below, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, competitive or regulatory factors affecting the drugs we handle or their manufacturers, the demand for Accredo's services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, the impact of year 2000 issues, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

         Investors in our common stock should be aware that the occurrence of any of the events described in the risk factors discussed elsewhere in this quarterly report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. In such case, the trading price of our common stock could decline and you may lose all or part of your investment.

RESULTS OF OPERATIONS

REVENUES
Total revenues increased from $57.3 million to $76.9 million, or 34%, from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999. Approximately $12.9 million, or 66%, of this increase was attributable to the increased sales volume of Avonex(R). Cerezyme(R) and Ceredase(R) drug sales increased approximately $2.6 million, or 13% of the revenue increase, as a result of increased patient volume. Approximately $1.4 million, or 7%, of this increase was attributable to the increased hemophilia revenue associated with increased patient volume. Approximately $700,000, or 4%, of the increase was attributable to the sale of the new drug Remicade(TM) for the treatment of Crohn's Disease. The remaining $2.0 million, or 10%, of the revenue increase was primarily attributable to increased sales of growth hormone, increased sales volume of other ancillary drugs the Company dispenses as part of the patient's primary therapy or under contractual obligations within certain managed care contracts and an increase of approximately $368,000 from the Company's equity in net income of joint ventures.

COST OF SERVICES
Cost of services increased from $48.5 million to $66.0 million, or 36%, from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999. This increase is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services increased from 84.6% to 85.8% from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999. This increase is primarily a result of an increase in certain hemophilia factor acquisition costs without an associated increase in selling price during the three-month period ended September 30, 1999, in addition to changes in the revenue mix by therapy type.

GENERAL AND ADMINISTRATIVE
General and administrative expenses increased from $4.0 million to $5.2 million, or 30%, from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999. This increase was primarily the result of increased salaries and benefits associated with the expansion of the Company's reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth and new product line launches. General and administrative expenses represented 7.0% and 6.8% of revenues for the three months ended September 30, 1998 and 1999, respectively.

BAD DEBTS
Bad debts increased from $1,131,000 to $1,363,000, or 21%, from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999. Bad debt expense was 2.0% and 1.8% of revenues for the three months ended September 30, 1998 and 1999, respectively.

DEPRECIATION AND AMORTIZATION
Depreciation expense increased from $128,000 to $195,000 from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999. The increase was a result of purchases of property and equipment associated with the Company's revenue growth and expansion of its leasehold facility improvements amounting to $1.5 million in fiscal year 1999 and $455,000 in the three-month period ended September 30, 1999. Amortization expense associated with goodwill and other intangible assets decreased from $858,000 to $450,000 from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999 due to certain contract intangibles and a non-compete covenant that were fully amortized by the end of fiscal year 1999.

INTEREST EXPENSE, NET
Interest expense, net, decreased from $865,000 to $352,000 from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999 due to lower interest and margin rates payable under the Company's existing revolving line of credit agreement with its lenders, lower fixed interest rate payments associated with its interest rate swap agreement, and a reduced level of debt resulting from the early payoff of a significant portion of the Company's debt with a portion of the proceeds from the initial public offering completed in April 1999. The Company generated interest income of approximately $44,000 and $55,000 in the three months ended September 30, 1998 and 1999, respectively.

INCOME TAX EXPENSE
The Company's effective tax rate decreased from 50.4% to 39.9% from the three-month period ended September 30, 1998 to the three-month period ended September 30, 1999 as a result of the increase in income before taxes while nondeductible amortization expense decreased. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $615,000 and $205,000 of nondeductible amortization expense in the three months ended September 30, 1998 and 1999, respectively, and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999 and June 30, 1999, the Company had working capital of $31.0 million and $28.9 million, respectively. The Company's net cash provided by operations for the three-month period ended September 30, 1999 was approximately $199,000, while approximately $71,000 was provided by operations for the three-month period ended September 30, 1998. These increases are primarily due to the Company's continued growth in income and the timing of the collection of receivables, inventory purchases and payables. In regards to the timing of the collection of receivables, in particular, the Company is owed approximately $2.0 million as of September 30, 1999 from one of its joint venture partners that has been outstanding for more than 180 days. Although the Company expects to be able to collect these receivables, and has collected approximately $700,000 since June 30, 1999, the length of time these receivables have been outstanding has reduced the amount of cash that would have otherwise been provided by operations during the current period.

Net cash used by investing activities was $1,073,000 and $205,000 for the three months ended September 30, 1999 and 1998, respectively. The increase in cash used by investing activities is due to an increase in the purchase of property and equipment as a result of the Company's continued growth and an increase in the amount of undistributed earnings from the Company's joint ventures. Purchases of property and equipment amounted to $455,000 and $200,000 for the three months ended September 30, 1999 and 1998, respectively. There were no cash distributions from the joint ventures during the three-month period ended September 30, 1999 and $245,000 of cash distributions during the three-month period ended September 30, 1998, while the Company's associated equity in the net income of these joint ventures was approximately $618,000 and $250,000, respectively.

Net cash provided by financing activities was $501,000 and $207,000 for the three months ended September 30, 1999 and 1998, respectively, from the issuance of its common stock. The cash provided from stock issued during the three months ended September 30, 1999 was the result of stock option exercises and includes a tax benefit of $249,000 associated with the disqualifying disposition of a portion of those shares.

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

The Company has negotiated a lease for an additional 30,570 square feet of office and warehouse space and for additional parking space. The term of the lease for the office and warehouse space is six years with lease payments amounting to approximately $122,000 per year in years one through four and approximately $138,000 per year in years five and six. The lease for the additional parking space is also for a period of six years with lease payments amounting to approximately $29,000 per year. Both leases have a five-year extension option.

On October 20, 1999, the Company acquired certain assets of the specialty pharmacy businesses operated by certain affiliates of Home Medical of America, Inc. The assets acquired include two pharmacies located in Jacksonville, Florida and Temecula, California, which are engaged in the pharmaceutical care of certain chronic, long-term patients including those requiring growth hormone, hemophilia and intravenous gammaglobulin products and services. The purchase price for these assets consists of a cash payment of $7.7 million, plus a potential earn-out payment of up to $1.2 million if certain revenue goals are achieved by the Company from this acquisition during the six-month period beginning November 1, 1999 and ending April 30, 2000. The Company also paid $500,000 as consideration for an agreement from the seller not to compete for a period of five years. No indebtedness was assumed with this acquisition.

The Company has a $60.0 million revolving credit facility under the terms of its existing Credit Agreement. The Credit Agreement contains a $20.0 million sub-limit for working capital loans and letters of credit and is subject to a borrowing base limit that is based on the Company's cash flow. All outstanding principal and interest on loans made under the Credit Agreement is due and payable on December 1, 2001. Interest on loans under the Credit Agreement accrues at a variable rate index, at the Company's option, based on the prime rate or London Inter Bank Offered Rate ("LIBOR") for one, two, three or six months (as selected by the Company), plus in each case, a margin depending on the amount of the Company's debt to cash flow ratio as defined by the Credit Agreement and measured at the end of each quarter for prospective periods. During the three-month period ended September 30, 1999, the Company paid a margin rate of .75%.

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

The Credit Agreement contains operating and financial covenants, including requirements to maintain a certain debt to equity ratio and certain leverage and debt coverage ratios. In addition, the Credit Agreement includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, use of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on liens, limitations on capital expenditures, limitations on certain mergers, acquisitions and sales of assets, limitations on investments, prohibitions on payment of dividends and stock repurchases, and limitations on certain debt payments (including payment of subordinated indebtedness) and other distributions. The Credit Agreement also contains customary events of default, including certain events relating to changes in control of the Company.

The Company is also a guarantor of a bank loan made to Children's Hemophilia Services ("CHS"), a California general partnership in which the Company owns a 50% interest. This line of credit allows the partnership to borrow up to $1.5 million, which is repayable in full on November 24, 2000. As of September 30, 1999, CHS had borrowed $1.5 million against the line of credit.

Interest rate swap agreements are used to manage the Company's interest rate expense under the Credit Agreement. The Company has effectively converted, for the period through October 31, 2001, $25.0 million of floating-rate borrowings to fixed rate borrowings. The Company has a 5.5% fixed interest rate (exclusive of the margin rate) under its current interest rate swap agreement.

While the Company anticipates its cash from operations, along with the short term use of the Credit Agreement will be sufficient to meet its internal operating requirements and growth plans for at least the next 12 months, the Company expects that additional funds would be required in the future to successfully continue any growth that would extend beyond that 12-month period or in the event that the Company grows more than expected within such period. The Company may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to the Company or, if obtained, will be sufficient for the Company's needs.

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

         The Company has completed its process of obtaining written verification from vendors to the effect that the Company's software applications and hardware platforms acquired from such vendors will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Additionally, as of September 30, 1999, the Company has completed upgrades on its pharmacy management systems, including its billing and accounts receivable systems, in order to address the year 2000 issue. Nevertheless, there can be no assurance that the software applications and hardware platforms on which the Company's business relies will correctly manipulate dates and date-related data as the year 2000 is approached and reached. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations.

         The Company's business relies heavily upon its ability to obtain pharmaceuticals from a limited number of biotechnology manufacturers and from its ability to obtain reimbursement from third party payors, including Medicare and Medicaid. The Company recently acquired two new pharmacy locations ("Acquired Business"), which the Company has assessed as not presenting a material year 2000 issue. With the exception of third party payors and suppliers unique to the Acquired Business, the Company has completed its process of obtaining written verification from its suppliers, and third party payors, to determine whether there will be any material interruption in the provision of pharmaceuticals or receipt of payment resulting from the year 2000 issue. As a result of the Company's analysis and those written responses received from its third party payors, the Company believes that there is minimal cash flow risk associated with the issue of year 2000 compliance of its significant third party payors, including those payors unique to the Acquired Business. However, the Company has been unable to assess the year 2000 compliance status of all of its third party payors. The Health Care Financing Administration ("HCFA"), which administers the Medicare and Medicaid programs, has stated that progress on its efforts to renovate, test and certify the systems operated by its contractors that process and pay Medicare claims have lead to its expectation of being ready on January 1, 2000 to process and pay claims. The failure of HCFA or any of the Company's other significant third party payors to remedy year 2000 related problems could result in a delay in the Company's receipt of payments for services which could have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company does have contingency plans in place in order to respond to a year 2000 related failure of a third party payor. Those contingency plans include lines of credit sufficient to minimize the impact which could result from any disruption in the Company's cash flow from third party payors. Furthermore, a delay in receiving pharmaceuticals from certain key biotechnology manufacturers could hinder the Company's ability to provide services to its customers which could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company is aware that certain of its systems, such as phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include embedded chips which process dates and date sensitive material. These embedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. The inventory and evaluation for year 2000 compliance of Company hardware, telecommunications, and environmental support systems was completed in the first quarter of fiscal year 1999 and those systems requiring remediation (repair), rebuilding or replacing (re-engineering) were identified. As of September 30, 1999, all identified re-engineering, remediation, and replacement requirements have been completed and tested. However, failure of the Company to identify or remediate any embedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Company's business, financial condition and results of operations.

         Costs to Address the Company's Year 2000 Issues. The Company completed its year 2000 related software and hardware upgrades prior to September 30, 1999. Although the Company is continuing to monitor its internal systems for year 2000 compliance, no material additional expenses are anticipated. In the unlikely event that any additional year 2000 software or hardware related requirements are identified as part of the Company's ongoing due diligence process, the Company plans to fund the costs of installing those year 2000 modifications from cash flows resulting from operations or borrowings and does not expect such costs to have a material effect on the financial condition of the Company or its results of operations.

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

         OUR BUSINESS IS HIGHLY DEPENDENT ON RELATIONSHIPS WITH A LIMITED NUMBER OF BIOTECHNOLOGY DRUG SUPPLIERS

         The substantial majority of Accredo's revenue and profitability is derived from our relationships with three biotechnology drug companies, Genzyme Corporation, Biogen, Inc. and Genentech, Inc. The concentration of our revenue derived from these relationships is shown in the table below as a percentage of revenue for the years indicated:


                         THREE MONTHS                                    FISCAL YEAR ENDED
                            ENDED                  ----------------------------------------------------------
                      SEPTEMBER 30, 1999           JUNE 30, 1999          JUNE 30, 1998         JUNE 30, 1997
    Genzyme                  33%                        37%                    46%                   64%
    Biogen                   38%                        31%                    23%                   14%
    Genentech                 4%                         5%                     6%                    9%

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

         The concentration of our revenue related to these diseases and the associated drugs is shown in the table below as a percentage of revenue for the years indicated:

                                THREE MONTHS                                  FISCAL YEAR ENDED
                                   ENDED                  -----------------------------------------------------------
                             SEPTEMBER 30, 1999           JUNE 30, 1999          JUNE 30, 1998          JUNE 30, 1997
Gaucher Disease                     33%                        37%                    46%                    64%
Multiple Sclerosis                  38%                        31%                    23%                    14%
Hemophilia                          20%                        21%                    23%                     9%
Growth Hormone
Disorders                            6%                         6%                     7%                    10%
Crohn's Disease                      1%                         1%                    N/A                    N/A
RSV (Seasonal)                       0%                         1%                    N/A                    N/A

         Many factors affect the demand for our services. Reduced demand for our services could be caused by a number of circumstances, including:

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

         A DISRUPTION OF OUR RELATIONSHIPS WITH CERTAIN MEDICAL CENTERS COULD HURT OUR BUSINESS

         Accredo has significant relationships with seven medical centers that involve services primarily related to hemophilia and growth hormone-related disorders. For the three months ended September 30, 1999 and fiscal years ended June 30, 1999 and 1998, we received approximately 19%, 23% and 30%, respectively, of our income before income taxes and extraordinary items from equity in the net income from our joint ventures related to hemophilia and growth hormone-related disorders. Specifically, we derived 2%, 5% and 16%, respectively, from our joint venture with Alternative Care Systems, located in Dallas, Texas; 2%, 5% and 9%, respectively, from our joint venture with CM Healthcare Resources, Inc. located in Chicago, Illinois; and 12%, 11% and 0%, respectively, from our joint ventures with Children's Home Care located in Los Angeles, California for such periods.

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

         Our dependence on reimbursement from private payors is evident from the portion of total revenue they constitute. For the three months ended September 30, 1999 and fiscal years ended June 30, 1999, 1998 and 1997, we derived approximately 82%, 82%, 80% and 83%, respectively, of our gross patient service revenue from private payors (including self-pay), which included 5%, 6%, 7% and 11%, respectively, from sales to private physician practices whose ultimate payor is typically Medicare.

         CHANGES IN MEDICARE OR MEDICAID COULD HURT OUR BUSINESS

         Changes in the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services may adversely affect our earnings. We estimate that approximately 18% of our gross patient service revenue for the three months ended September 30, 1999, 18% of our gross patient service revenue for the fiscal year ended June 30, 1999, 20% of our gross patient service revenue for the fiscal year ended June 30, 1998 and 17% of our gross patient service revenue for the fiscal year ended June 30, 1997 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations:

         OUR QUARTERLY FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY

         Our financial results have historically fluctuated on a quarterly basis, and this pattern is expected to continue. These quarterly fluctuations could adversely affect the market price of our common stock and are attributable to many factors, including:

         -        Below-expected sales of a new drug;
         - Increases in our operating expenses in anticipation of the launch of a new drug;
         -        Price and term adjustments with our suppliers;
         - Inaccuracies in our estimates of the cost of ongoing programs;
         -        The timing and integration of our acquisitions;
         -        Changes in governmental regulations;
         - The annual renewal of deductible and co-payment requirements, so that patient ordering patterns are affected, causing a seasonal reduction in revenue from existing drug programs for our third fiscal quarter;
         - Our provision of drugs, now or in the future, to treat seasonal illnesses such as RSV;
         -        Physician prescribing patterns; and
         -        General economic conditions.
         - Patient ordering patterns due to Year 2000 concerns could cause an increase in revenue during our second quarter and a coinciding decrease in revenue during our third fiscal quarter.

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

         Accredo may also expose itself to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities it acquires, such as liability for failure to comply with health care or reimbursement laws. Accredo could be exposed to liability for pre-acquisition operations with respect to the following transactions:

         -        The purchase in May 1996 of Southern Health Systems, Inc.
                  Southern Health had four subsidiaries, each of which had prior operating histories. While Southern Health divested all of its subsidiaries with unrelated businesses before closing, Accredo could potentially be held liable for matters relating to the operations of the divested subsidiaries for periods before the divestiture.
         - The purchase in June 1997 of Hemophilia Health Services, Inc., which had an extensive operating history.
         - The purchase in November 1998 of a 50% interest in two California general partnerships.
         - The purchase in October 1999 of the assets of pharmacies in Jacksonville, Florida and Temecula, California.

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

         OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH

         Our rapid growth over the past three fiscal years has placed a strain on our resources and if we cannot effectively manage our growth, our business, financial condition and results of operations could be materially and adversely affected. We have experienced a large increase in the number of our employees, the size of our programs and the scope of our operations. If this growth continues, the strain could cause us to relocate our operations to a new city or area. Our ability to manage this growth and be successful in the future will depend partly on our ability to retain skilled employees, enhance our management team and improve our management information and financial control systems.

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

         If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of September 30, 1999, Accredo had goodwill, net of accumulated amortization, of approximately $48.0 million, or 33% of total assets and 72% of stockholders' equity.

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

         THE PRICE OF OUR STOCK COULD BE VOLATILE AND SUBJECT TO SUBSTANTIAL FLUCTUATIONS

         Our common stock is traded on the Nasdaq National Market. Since our stock has only been publicly traded for a short time, an active trading market for the stock may not develop or be maintained. Also, the market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

         - Future announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market;
         -        Changes in government regulations;
         -        Changes in earnings estimates by analysts; and
         -        Changes in operating results from quarter to quarter.

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

         FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE

         Sales of substantial amounts of our common stock in the public market, or the belief those sales might occur, could cause the price of our stock to decline. As of October 29, 1999, we have outstanding 9,155,512 shares of common stock, 3,450,000 of which were sold in our initial public offering in April 1999 and are freely tradable.

         Subject to certain volume and other limitations of Rule 144, holders of 5,627,087 restricted shares of common stock are eligible to sell their shares to the public now that the expiration of a "lock-up" period of 180 days following April 15, 1999 ( the effective date of the registration statement relating to our initial public offering ), has occurred. These holders also have contractual rights to have their shares registered for resale free of any limitations imposed by Rule 144. If these holders cause a large number of shares to be sold in the public market, the market for the common stock could be adversely affected.

         In addition, as of October 29, 1999, 1,519,075 shares of Accredo's registered common stock have been reserved for future stock awards under Company stock plans, and for issuance upon the exercise of outstanding awards. As of October 29, 1999, options to purchase 847,701 of these registered shares have been granted and not yet exercised. Those shares are freely tradable upon exercise, except to the extent that the holders are deemed to be affiliates of Accredo, in which case the transferability of such shares will be subject to the volume limitations of Rule 144.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses derivative financial instruments to manage its exposure to rising interest rates on its variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. Since the Company has fixed its interest rate through October 31, 2001 on $25.0 million of its revolving credit facility through such a financial instrument, the Company would not benefit from any decrease in interest rates on this portion of its credit facility. Accordingly, a 100 basis point decrease in interest rates along the entire yield curve would not increase pre-tax income by $62,500 for the three months ended September 30, 1999 as would be expected without this financial instrument. However, a 100 point increase in interest rates along the entire yield curve would also not decrease pre-tax income by $62,500 for the same period as a result of using this derivative financial instrument. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      Sales of Unregistered Securities

         During the quarter, the Company's largest shareholder, Welsh, Carson, Anderson & Stowe VII, L. P., exchanged all of the outstanding shares of the Company's unregistered, "restricted" Non-Voting Common Stock that it owned (1,100,000 shares) for 1,100,000 shares of the Company's unregistered, "restricted" Common Stock.

(d)      Use of Proceeds

         The Company's Registration Statement on Form S-1 (File No 333-62769) was declared effective on April 15, 1999. There has been no change in the Use of Proceeds since that reported in the Company's Form 10-K for the year ended June 30, 1999.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 10.1      Amendment No. 3 dated October 14, 1999 to Loan and
                           Security Agreement as amended on June 5, 1997 among
                           Accredo Health, Incorporated and its Subsidiaries and
                           Bank of America, N.A., First Tennessee Bank National
                           Association and Brown Brothers Harriman & Co. and
                           Bank of America, N.A. as Agent

         Exhibit 27        Financial Data Schedule (for SEC use only)
                           (filed herewith)

(b)      Reports on Form 8-K

         None.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 1999                   Accredo Health, Incorporated

                                    BY: /s/ David D. Stevens
                                        ---------------------
                                         David D. Stevens
                                         Chairman of the Board and
                                         Chief Executive Officer

                                         /s/ Joel R. Kimbrough
                                         ---------------------
                                         Joel R. Kimbrough
                                         Senior Vice President, Chief
                                         Financial Officer and Treasurer