Form 10-Q
period 1999-12-31
ACCREDO HEALTH INC
filed 2000-02-14
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO


                        COMMISSION FILE NUMBER 000-25769


                          ACCREDO HEALTH, INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                               62-1642871
          -------------------------------              -------------------
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

Yes [  ]      No [  ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.



                  CLASS                         OUTSTANDING AT January 31, 2000

COMMON STOCK, $0.01 PAR VALUE ...............               9,204,851
NON-VOTING COMMON STOCK, $0.01 PAR VALUE.....
                                                            ---------
TOTAL COMMON STOCK ..........................               9,204,851
                                                            =========

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX

Part I  -  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Condensed Consolidated Statements of Operations (unaudited)
                           For the three months and six months ended December 31, 1998 and 1999

                  Condensed Consolidated Balance Sheets
                           June 30, 1999 and December 31, 1999 (unaudited)

                  Condensed Consolidated Statements of Cash Flows (unaudited)
                           For the six months ended December 31, 1998 and 1999

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

Item 2.           Changes in Securities and Use of Proceeds

                  (d)   Use of Proceeds

Item 4.           Submission of Matters to a Vote of Security Holders

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K


Note: Items 1 and 3 of Part II are omitted because they are not applicable.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)




                                                          Six Months Ended December 31,       Three Months Ended December 31,
                                                          -----------------------------       -------------------------------
                                                             1999              1998               1999              1998
                                                           --------          ---------           -------          --------
Net patient service revenue                                $154,625          $ 113,748           $81,941          $ 59,383
Other revenue                                                 7,391              5,647             3,823             2,914
Equity in net income of joint ventures                        1,210                631               592               381
                                                           --------          ---------           -------          --------
Total revenues                                              163,226            120,026            86,356            62,678

Cost of services                                            139,781            101,909            73,789            53,384
                                                           --------          ---------           -------          --------
Gross profit                                                 23,445             18,117            12,567             9,294

General & administrative                                     11,077              8,391             5,831             4,394
Bad debts                                                     2,962              2,284             1,600             1,153
Depreciation and amortization                                 1,465              1,986               820             1,000
                                                           --------          ---------           -------          --------
Income from operations                                        7,941              5,456             4,316             2,747

Interest expense, net                                           784              1,730               432               865
                                                           --------          ---------           -------          --------
Income before income taxes                                    7,157              3,726             3,884             1,882

Provision for income taxes                                    2,840              1,863             1,535               934
                                                           --------          ---------           -------          --------
Net income                                                    4,317              1,863             2,349               948
Preferred stock dividends                                        --             (1,021)               --              (511)
                                                           --------          ---------           -------          --------

Net income to common shareholders                          $  4,317          $     842           $ 2,349          $    437
                                                           ========          =========           =======          ========
Basic earnings per common share (Note 6 and 7):
    Net income                                             $   0.32          $    0.22           $  0.17          $   0.11
    Preferred stock dividends                                    --              (0.12)               --             (0.06)
                                                           --------          ---------           -------          --------
    Net income per common share                            $   0.32          $    0.10           $  0.17          $   0.05
                                                           ========          =========           =======          ========

Diluted earnings per common share (Note 6 and 7):
    Net income                                             $   0.29          $    0.20           $  0.16          $   0.10
    Preferred stock dividends                                    --              (0.11)               --             (0.05)
                                                           --------          ---------           -------          --------
    Net income per common share                            $   0.29          $    0.09           $  0.16          $   0.05
                                                           ========          =========           =======          ========


EARNINGS PER SHARE HAS BEEN COMPUTED REFLECTING THE UPCOMING THREE-FOR-TWO STOCK SPLIT DISCUSSED IN NOTE 6 BELOW.

     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                                                                    December 31,        June 30,
                                                                                        1999              1999
                                                                                    ------------        --------

ASSETS

Current assets:
        Cash and cash equivalents                                                     $  6,281          $  5,542
        Accounts receivable, less allowance for doubtful
            accounts of $6,303 at December 31, 1999 and
            $5,300 at June 30, 1999                                                     59,516            54,816
        Due from affiliates                                                              3,192             2,105
        Other accounts receivable                                                        6,202             5,856
        Inventories                                                                     28,224            19,927
        Prepaids and other current assets                                                  542               359
        Deferred income taxes                                                            2,304             1,554
                                                                                      --------          --------
Total current assets                                                                   106,261            90,159

Property and equipment, net                                                              3,918             3,025
Other assets:
        Joint venture investments                                                        4,590             3,415
        Goodwill and other intangible assets, net                                       70,403            50,147
                                                                                      --------          --------
Total assets                                                                          $185,172          $146,746
                                                                                      ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                              $ 67,284          $ 56,029
        Accrued expenses                                                                 5,326             4,831
        Income taxes payable                                                               489               393
                                                                                      --------          --------
Total current liabilities                                                               73,099            61,253

Long-term notes payable                                                                 41,400            20,500
Deferred income taxes                                                                      996               866
Stockholders' equity:
        Undesignated Preferred Stock, 5,000,000 shares
            authorized, no shares issued                                                    --                --
        Non-voting Common Stock, $.01 par value;
            2,500,000 shares authorized; no shares issued and outstanding at
            December 31, 1999; 1,100,000 shares
            issued and outstanding at June 30, 1999                                         --                11
        Common Stock, $.01 par value; 30,000,000 shares authorized;
            9,204,851 and 7,977,087 shares issued and outstanding at
            December 31, 1999 and June 30, 1999, respectively                               92                80
        Additional paid-in capital                                                      64,599            63,367
        Retained earnings (deficit)                                                      4,986               669
                                                                                      --------          --------
Total stockholders' equity                                                              69,677            64,127
                                                                                      --------          --------

Total liabilities and stockholders' equity                                            $185,172          $146,746
                                                                                      ========          ========


     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)




                                                                                           Six Months Ended
                                                                                              December 31,
                                                                                         1999              1998
                                                                                      ---------         ---------

OPERATING ACTIVITIES:
Net income                                                                            $   4,317         $   1,863

Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                     1,465             1,986
        Original issue discount amortization                                                 --               120
        Provision for losses on accounts receivable                                       2,962             2,284
        Deferred income tax benefit                                                        (654)           (1,105)
        Compensation resulting from stock transactions                                       92                92
Changes in operating assets and liabilities, net of effect from business acquisitions:
        Patient receivables and other                                                    (5,986)          (14,883)
        Due from affiliates                                                              (1,663)             (616)
        Inventories                                                                      (7,833)           (3,881)
        Prepaids and other current assets                                                  (177)             (728)
        Recoverable income taxes                                                             --               151
        Accounts payable and accrued expenses                                            10,938            13,143
        Income taxes payable                                                                 96               133
                                                                                      ---------         ---------
Net cash provided by (used in) operating activities                                       3,557            (1,441)

INVESTING ACTIVITIES:
Purchases of property and equipment                                                      (1,223)             (489)
Business acquisitions and joint venture investments                                     (22,496)           (1,298)
Change in joint venture investments, net                                                 (1,175)             (430)
                                                                                      ---------         ---------
Net cash used in investing activities                                                   (24,894)           (2,217)

FINANCING ACTIVITIES:
Proceeds from long-term obligations                                                      20,900                --
Issuance of common stock                                                                  1,176               207
                                                                                      ---------         ---------
Net cash provided by financing activities                                                22,076               207

                                                                                      ---------         ---------
Increase (decrease) in cash and cash equivalents                                            739            (3,451)

Cash and cash equivalents at beginning of period                                          5,542             5,087
                                                                                      ---------         ---------
Cash and cash equivalents at end of period                                            $   6,281         $   1,636
                                                                                       ========         =========



     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 1999


1.       BASIS OF PRESENTATION

                  The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the "Company" or "Accredo") have been included. Operating results for the three and six-month periods ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000.

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

2.       ACQUISITIONS

                  On October 20, 1999, the Company acquired, through an indirect subsidiary, the majority of the operating assets of the specialty pharmacy businesses operated by certain affiliates of Home Medical of America, Inc., of Cherry Hill, New Jersey ("HMA"). The assets acquired consist of two pharmacies, one located in Jacksonville, Florida and the other in Temecula, California, each of which are engaged in the pharmaceutical care of certain chronic, long-term patients, including those requiring growth hormone, hemophilia and intravenous gammaglobulin products and services.

                  The purchase price for these assets consists of a cash payment of approximately $7.7 million, plus a potential earn-out payment of up to $1.2 million if certain revenue goals are achieved by the Company from this acquisition during the six-month period ending April 30, 2000. The Company also paid $500,000 as consideration for an agreement from HMA and some of its other affiliates not to compete for a period of five years. No indebtedness was assumed with this acquisition.

                  This transaction was accounted for using the purchase method of accounting. The total value of tangible assets acquired was $234,000. The excess of the total purchase price of $7,765,000, including acquisition costs of $91,000, over the fair value of the tangible assets acquired, was allocated to goodwill and other identifiable intangible assets. The Company preliminarily recorded $7,181,000 in goodwill, $300,000 in acquired patient population, and $50,000 in other intangible assets. These assets are being amortized using the straight-line method over their estimated useful lives of 40 years for goodwill and 5 years for acquired patient population and other intangible assets. The $500,000 payment for the non-compete agreement is being amortized using the straight-line method over its five year life. The operating results of these pharmacies are included in the Company's consolidated statement of operations beginning October 21, 1999 but are not material to the results of the Company for the three months ended December 31, 1999.

                  As previously reported on a Form 8-K filed on December 16, 1999 (amended on February 11, 2000), the Company acquired, through a subsidiary, all of the outstanding stock of Sunrise Health Management, Inc. ("Sunrise") from its shareholders effective December 1, 1999. Sunrise is headquartered in Norcross, Georgia and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring intravenous immunoglobulin, clotting factor and growth hormone.

                  The purchase price for Sunrise was approximately $13.7 million, plus a potential earn-out payment of up to $1.0 million if certain financial goals are achieved by Sunrise during the six-month period ending May 31, 2000. The Company also paid $500,000 as consideration for an agreement with the selling shareholders and a prior officer of Sunrise not to compete with the Company in certain product lines for ten years.

         This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $1,903,000 and $875,000, respectively. The excess of the total purchase price of $13,731,000, including acquisition costs of $45,000, over the fair value of the net assets acquired of $1,028,000, was allocated to goodwill and other identifiable intangible assets. The Company preliminarily recorded $11,987,000 in goodwill, $646,000 in acquired patient population, and $70,000 in other intangible assets. These assets are being amortized using the straight-line method over their estimated useful lives of 40 years for goodwill and 5 years for acquired patient population and other intangible assets. The $500,000 payment for the non-compete agreement is being amortized using the straight-line method over its ten year life. The operating results of Sunrise are included in the Company's consolidated statement of operations beginning December 1, 1999.

Pro forma amounts for the six months and three months ended December 31, 1999 and 1998, as if the acquisition of Sunrise had occurred on July 1, 1998, are as follows:



                                                              Six Months Ended December 31,       Three Months Ended December 31,
                                                              -----------------------------       -------------------------------
                                                                 1999               1998               1999              1998
                                                               ---------          ---------          --------          --------

Pro forma total revenues                                       $ 167,002          $ 123,586          $ 87,864          $ 64,386
Pro forma net income                                               4,509              2,016             2,410             1,017

Basic earnings per common share (See Note 6 below):
Pro forma net income                                           $    0.33          $    0.24          $   0.18          $   0.12

Diluted earnings per common share (See Note 6 below):
Pro forma net income                                           $    0.31          $    0.22          $   0.16          $   0.11


3.       INVESTMENT IN JOINT VENTURES

                  On October 1, 1999, the Company entered into a joint venture agreement with Children's National Medical Center in Washington, DC, to market, sell, provide and distribute Synagis(R) and growth hormone and related services and supplies. The term of the joint venture is for a period of five years unless terminated at an earlier date pursuant to the terms of the agreement. Both companies contributed $50,000 in capital to the joint venture and will share equally in the assets, liabilities, profits and losses.

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

                  On January 1, 2000, the Company entered into a joint venture agreement with Specialized Pharmaceutical Services, Inc. ("SPS") to market, sell, provide and distribute intravenous immunoglobulin ("IVIG") products and related services and supplies in thirteen northeastern and eastern states. The term of the joint venture is for a period of six years unless terminated at an earlier date pursuant to the terms of the agreement. Both companies will contribute an initial $200,000 in capital to the joint venture and an additional $300,000 within 120 days from its formation. The companies will share equally in the assets, liabilities, profits and losses of the joint venture.

                  In conjunction with the formation of the joint venture, the Company entered into management, service and sales agreements with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a monthly management fee and the reimbursement of certain expenses and will also sell IVIG products to the joint venture. SPS has also entered into a marketing and sales agreement to provide marketing and sales support to the joint venture in exchange for a monthly fee and reimbursement of certain expenses.

4.       COMMITMENTS

                  In October 1999, the Company entered into a six-year lease agreement with its current landlord for approximately 30,570 square feet of additional office and warehouse space in Memphis, Tennessee, and a land lease for an expanded parking lot adjacent to the office and warehouse space. In conjunction with the acquisition of Sunrise Health Management, Inc. and the two pharmacy locations in Florida and California discussed in Note 2, the Company also assumed the leases for their facilities.

                  Revised future minimum payments, by fiscal year and in the aggregate, under non-cancelable operating leases with initial terms of one year or more consist of the following after taking into account these most recent lease obligations (in thousands):


         2000                                            $   745
         2001                                                603
         2002                                                579
         2003                                                545
         2004                                                225
         Thereafter                                          236
                                                         -------
                                                         $ 2,933
                                                         =======


5.       STOCKHOLDERS' EQUITY

                  During the quarter ended December 31, 1999, employees exercised stock options to acquire 13,075 shares of Accredo common stock for exercise prices ranging between $3.00 and $6.00 per share.

                  Employees of the Company also acquired 36,889 shares of Accredo common stock during the quarter pursuant to the provisions of the Company's Employee Stock Purchase Plan at a price of $13.60 per share. Shares acquired under the plan were purchased on December 31, 1999 from employee funds accumulated via payroll deductions from April through December, 1999.

6.       SUBSEQUENT EVENT

                  On January 31, 2000, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 11, 2000. Shareholders will receive one additional share of common stock on February 21, 2000 for every two shares held on the record date. The Company has computed earnings per share for the six-month and three-month periods presented in this Form 10-Q on a post-split basis.

7.       EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) (See Note 6 above):


                                                             Six Months Ended December 31,         Three Months Ended December 31,
                                                             -----------------------------         -------------------------------
                                                                 1999             1998                 1999              1998
                                                             -----------      -----------          -----------        -----------
Numerator for basic and diluted income per
 share to common stockholders:
       Net income                                            $     4,317      $     1,863          $     2,349        $       948
       Preferred stock dividends                                      --           (1,021)                  --               (511)
                                                             -----------      -----------          -----------        -----------

       Net income to common stockholders                     $     4,317      $       842          $     2,349        $       437
                                                             ===========      ===========          ===========        ===========


Denominator (See Note 6 above):
       Denominator for basic income per
         share to common stockholders -
         weighted-average shares                              13,696,317        8,431,263           13,742,295          8,438,381
       Effect of dilutive stock options                          993,902          903,183              947,990            889,792
                                                             -----------      -----------          -----------        -----------

       Denominator for diluted income per
         share to common stockholders -
         adjusted weighted-average shares                     14,690,219        9,334,446           14,690,285          9,328,173
                                                             ===========      ===========          ===========        ===========


Basic earnings per common share (See Note 6 above):
       Net income                                            $      0.32      $      0.22          $      0.17        $      0.11
       Preferred stock dividends                                      --            (0.12)                  --              (0.06)
                                                             -----------      -----------          -----------        -----------
       Net income per common share                           $      0.32      $      0.10          $      0.17        $      0.05
                                                             ===========      ===========          ===========        ===========


Diluted earnings per common share (See Note 6 above):
       Net income                                            $      0.29      $      0.20          $      0.16        $      0.10
       Preferred stock dividends                                      --            (0.11)                  --              (0.05)
                                                             -----------      -----------          -----------        -----------
       Net income per common share                           $      0.29      $      0.09          $      0.16        $      0.05
                                                             ===========      ===========          ===========        ===========

EARNINGS PER SHARE HAS BEEN COMPUTED REFLECTING THE UPCOMING THREE-FOR-TWO STOCK SPLIT DISCUSSED IN NOTE 6 ABOVE.

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

         There may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors discussed below, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, our relationship with the manufacturers whose drugs we handle, competitive or regulatory factors affecting the drugs we handle or their manufacturers, the demand for Accredo's services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 1999 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1998

REVENUES

Total revenues increased from $62.7 million to $86.4 million, or 38%, from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999. Approximately $12.5 million, or 53%, of this increase was attributable to the increased sales volume of Avonex(R). Approximately $4.2 million, or 18%, of this increase was attributable to the increased hemophilia revenue associated with increased patient volume. Cerezyme(R) and Ceredase(R) drug sales increased approximately $3.0 million, or 13% of the revenue increase, as a result of increased patient volume. Approximately $3.0 million, or 13%, of the increase was attributable to the increased sales volume in the growth hormone products. The remaining $1.0 million, or 3%, of the revenue increase was primarily attributable to increased sales volume of other ancillary drugs the Company dispenses as part of the patient's primary therapy or under contractual obligations within certain managed care contracts and an increase of approximately $211,000 from the Company's equity in net income of joint ventures. Total revenues included approximately $3.3 million of revenues from companies acquired during the three-month period ended December 31, 1999.

COST OF SERVICES

Cost of services increased from $53.4 million to $73.8 million, or 38%, from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999. This increase is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services increased from 85.2% to 85.4% from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999. This increase is primarily the result of changes in the revenue mix by therapy type and increased pharmacy and warehouse costs included in cost of services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $4.4 million to $5.8 million, or 32%, from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999. This increase was primarily the result of increased salaries and benefits associated with the expansion of the Company's reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth, new product line launches and the two acquisitions made during the three-month period ended December 31, 1999. General and administrative expenses represented 7.0% and 6.8% of revenues for the three months ended December 31, 1998 and 1999, respectively.

BAD DEBTS

Bad debts increased from $1,153,000 to $1,600,000, or 39%, from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999 primarily due to the increase in revenues. Bad debt expense was 1.8% and 1.9% of revenues for the three months ended December 31, 1998 and 1999, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $142,000 to $253,000 from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999 as a result of purchases of property and equipment associated with the Company's revenue growth and expansion of its leasehold facility improvements. Capital expenditures amounted to $1.5 million in fiscal year 1999 and $768,000 in the three-month period ended December 31, 1999. Amortization expense associated with goodwill and other intangible assets decreased from $858,000 to $567,000 from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999 due to certain contract intangibles and a non-compete covenant that were fully amortized by the end of fiscal year 1999. Amortization expense attributable to the acquisitions made during the three-month period ended December 31, 1999 amounted to approximately $114,000.

INTEREST EXPENSE, NET

Interest expense, net, decreased from $865,000 to $432,000 from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999. This decrease is due to lower interest and margin rates payable under the Company's existing revolving line of credit agreement with its lenders, lower fixed interest rate payments associated with its interest rate swap agreement, and a reduced level of debt resulting from the early payoff of a significant portion of the Company's debt with a portion of the proceeds from the initial public offering completed in April 1999. The Company generated interest income of approximately $42,000 and $54,000 in the three months ended December 31, 1998 and 1999, respectively.

INCOME TAX EXPENSE

The Company's effective tax rate decreased from 49.6% to 39.5% from the three-month period ended December 31, 1998 to the three-month period ended December 31, 1999 as a result of the increase in income before taxes while nondeductible amortization expense decreased. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $615,000 and $204,000 of nondeductible amortization expense in the three months ended December 31, 1998 and 1999, respectively, and state income taxes.

SIX MONTHS ENDED DECEMBER 31, 1999 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1998

REVENUES

Total revenues increased 36% from $120.0 million to $163.2 million, from the six-month period ended December 31, 1998 to the six-month period ended December 31, 1999. Approximately $25.4 million, or 59%, of this increase was attributable to the increased sales volume of Avonex(R). Cerezyme(R) and Ceredase(R) drug sales increased approximately $5.7 million, or 13% of the revenue increase, as a result of increased patient volume. Approximately $5.6 million, or 13%, of this increase was attributable to the increased hemophilia revenue associated with increased patient volume. Approximately $4.0 million, or 9%, of the increase was attributable to the increased sales volume in the growth hormone products. The remaining $2.5 million, or 6%, of the revenue increase was primarily attributable to increased sales volume of other ancillary drugs the Company dispenses as part of the patient's primary therapy or under contractual obligations within certain managed care contracts and an increase of approximately $579,000 from the Company's equity in net income of joint ventures. Total revenues included approximately $3.3 million of revenues from companies acquired during the six-month period ended December 31, 1999.

COST OF SERVICES

Cost of services increased 37% from $101.9 million to $139.8 million from the six-month period ended December 31, 1998 to the six-month period ended December 31, 1999. This increase is commensurate with the increase in the Company's revenues. As a percentage of revenues, cost of services increased from 84.9% to 85.6% from the six-month period ended December 31, 1998 to the same period in 1999. The increase is primarily the result of changes in the revenue mix by therapy type and increased pharmacy and warehouse costs included in cost of services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $8.4 million to $11.1 million, or 32%, for the six-month period ended December 31, 1998 compared to the six-month period ended December 31, 1999. This increase was primarily the result of increased salaries and benefits associated with the expansion of the Company's reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth, new product line launches and the two acquisitions made during the six-month period ended December 31, 1999. General and administrative expenses represented 7.0% and 6.8% of revenues for the six-months ended December 31, 1998 and 1999, respectively.

BAD DEBTS

Bad debts increased from $2.3 million to $3.0 million, or 30%, from the six-month period ended December 31, 1998 to the six-month period ended December 31, 1999. Bad debt expense was 1.9% and 1.8% of revenues for the six-months ended December 31, 1998 and 1999, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $270,000 to $448,000 from the six-month period ended December 31, 1998 to the six-month period ended December 31, 1999 as a result of purchases of property and equipment associated with the Company's revenue growth and expansion of its leasehold facility improvements. Capital expenditures amounted to $1.5 million in fiscal year 1999 and $1.2 million in the six-month period ended December 31, 1999. Amortization expense associated with goodwill and other intangible assets decreased from $1,716,000 to $1,017,000 from the six-month period ended December 31, 1998 to the six-month period ended December 31, 1999 due to certain contract intangibles and a non-compete covenant that were fully amortized by the end of fiscal year 1999. Amortization expense attributable to the acquisitions made during the six-month period ended December 31, 1999 amounted to approximately $114,000.

INTEREST EXPENSE, NET

Interest expense, net decreased from $1,730,000 to $784,000 from the six-month period ended December 31, 1998 to the six-month period ended December 31, 1999. This decrease is due to lower interest and margin rates payable under the Company's existing revolving line of credit agreement with its lenders, lower fixed interest rate payments associated with its interest rate swap agreement, and a reduced level of debt resulting from the early payoff of a significant portion of the Company's debt with a portion of the proceeds from the initial public offering completed in April 1999. The Company had interest income of approximately $86,000 and $109,000 in the six-months ended December 31, 1998 and 1999, respectively.

INCOME TAX EXPENSE

The Company's effective tax rate decreased from 50.0% to 39.7% from the six-month period ended December 31, 1998 to the six-month period ended December 31, 1999 as a result of the increase in income before taxes while nondeductible amortization expense decreased. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to approximately $1,230,000 and $408,000 of nondeductible amortization expense in the six-months ended December 31, 1998 and 1999, respectively, and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999, the Company's working capital was $33.2 million, cash and cash equivalents were $6.3 million, and the current ratio was approximately 1.5 to 1.0.

Cash provided by operations was $3.6 million for the six months ended December 31, 1999. During the six months ended December 31, 1999, accounts receivable, net of acquisitions, increased $4.7 million, inventory, net of acquisitions, increased $7.8 million and accounts payable, net of acquisitions, increased $10.9 million. The increases are primarily due to the Company's revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

As of December 31, 1999, the Company is owed approximately $2.0 million from one of its joint venture partners that has been outstanding for more than 360 days. The collection of this balance is based upon the ability of the joint venture partner to successfully collect amounts due it pursuant to certain claims filed with the State of California's MediCal program. The Company believes that any potential bad debt resulting from the failure to collect some of these receivables is sufficiently provided for in the allowance for doubtful accounts. These receivables have reduced the amount of cash that would have otherwise been provided by operations during the current period.

Net cash used by investing activities was $24.9 million for the six months ended December 31, 1999. Cash used in investing activities consisted primarily of $22.5 million for acquisitions, $1.2 million for purchases of property and equipment and $1.2 million of undistributed earnings from the Company's joint ventures.

Net cash provided by financing activities was $22.1 million for the six months ended December 31, 1999. Cash provided by financing activities consisted primarily of $20.9 million of net borrowings on the revolving line of credit to finance the acquisitions and $1.2 million from the proceeds of stock option exercises and the tax benefit associated with the disqualifying disposition of a portion of those shares.

Historically, the Company has funded its operations and continued internal growth through cash provided by operations. The Company anticipates its capital expenditures for the year ending June 30, 2000 will consist primarily of additional leasehold improvements, equipment and software systems for the continuing expansion of the Company's leasehold and to enhance its computer systems to meet the needs of the Company's growth. The Company expects the cost of its capital expenditures in fiscal year 2000 to be approximately $3.5 million, exclusive of any acquisitions of businesses, and expects to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit agreement with its bank.

The Company has a $60.0 million revolving credit facility under the terms of its existing Credit Agreement. The Credit Agreement contains a $20.0 million sub-limit for working capital loans and letters of credit and is subject to a borrowing base limit that is based on the Company's cash flow. All outstanding principal and interest on loans made under the Credit Agreement is due and payable on December 1, 2001. Interest on loans under the Credit Agreement accrues at a variable rate index, at the Company's option, based on the prime rate or London Inter Bank Offered Rate ("LIBOR") for one, two, three or six months (as selected by the Company), plus in each case, a margin depending on the amount of the Company's debt to cash flow ratio as defined by the Credit Agreement and measured at the end of each quarter for prospective periods. During the six-month period ended December 31, 1999, the Company paid a margin rate of .75%.

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

The Company is also a guarantor of a bank loan made to Children's Hemophilia Services ("CHS"), a California general partnership in which the Company owns a 50% interest. The original line of credit amounted to $1,500,000. The payment schedule requires that all outstanding principal amounts in excess of $1,000,000 are due on January 1, 2000, all outstanding principal amounts in excess of $500,000 are due on July 1, 2000 and all remaining principal shall be due in full on November 24, 2000. As of December 31, 1999, CHS had $1.0 million outstanding under the line of credit.

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

YEAR 2000 COMPLIANCE

         Introduction. The term "year 2000 issue" is a general term used to describe the various problems that may result from the improper processing of dates and date-sensitive calculations by computers and other machinery as the year 2000 was approached and reached. These problems arise from hardware and software unable to distinguish dates in the "2000's" from dates in the "1900's" and from other sources such as the use of special codes and conventions in software that make use of a date field.

         As of this filing, the Company has not identified any specific business functions that have suffered material disruption as a result of year 2000 related events nor has the Company experienced any year 2000 related business function disruptions subsequent to the arrival of year 2000.

         The Company's State of Readiness. The Company's efforts in addressing the year 2000 issue focused in the following three areas: (i) implementing procedures to determine whether the Company's software systems and hardware platforms are year 2000 compliant; (ii) communicating with suppliers and third party payors to determine whether there would be any interruption in their systems that could affect the Company's ability to receive timely shipments of inventory or payment for services as a result of the year 2000 issue; (iii) evaluating and making necessary modifications to other systems that contain embedded chips, such as phone systems, which process dates and date sensitive material.

         The Company completed its process of obtaining written verification from vendors to the effect that the Company's software applications and hardware platforms acquired from such vendors would correctly manipulate dates and date-related data as the year 2000 was approached and reached. Additionally, as of September 30, 1999, the Company had completed upgrades on its pharmacy management systems, including its billing and accounts receivable systems, in order to address the year 2000 issue.

         The Company's business relies heavily upon its ability to obtain pharmaceuticals from a limited number of biotechnology manufacturers and from its ability to obtain reimbursement from third-party payors, including Medicare and Medicaid. The Company recently acquired two new pharmacy locations and Sunrise Health Management, Inc. ("Acquired Business"), which the Company had assessed as not presenting a material year 2000 issue. With the exception of third-party payors and suppliers unique to the Acquired Business, the Company completed its process of obtaining written verification from its suppliers, and third-party payors, to determine whether there would be any material interruption in the provision of pharmaceuticals or receipt of payment resulting from the year 2000 issue. As a result of the Company's analysis and those written responses received from its third-party payors, the Company believes that there is minimal cash flow risk associated with the issue of year 2000 compliance of its significant third-party payors, including those payors unique to the Acquired Business. However, the Company was unable to assess the year 2000 compliance status of all of its third-party payors. The Health Care Financing Administration ("HCFA"), which administers the Medicare and Medicaid programs, stated that progress on its efforts to renovate, test and certify the systems operated by its contractors that process and pay Medicare claims led to its expectation of being ready on January 1, 2000 to process and pay claims. The failure of HCFA or any of the Company's other significant third-party payors to remedy year 2000 related problems could result in a delay in the Company's receipt of payments for services which could have a material adverse impact on the Company's business, financial condition and results of operations. However, the Company does have contingency plans in place in order to respond to a year 2000 related failure of a third-party payor. Those contingency plans include lines of credit sufficient to minimize the impact which could result from any disruption in the Company's cash flow from third-party payors. Furthermore, a delay in receiving pharmaceuticals from certain key biotechnology manufacturers could hinder the Company's ability to provide services to its customers which could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company is aware that certain of its systems, such as phone systems, facsimile machines, heating and air conditioning, security systems and other non-data processing oriented systems may include embedded chips which process dates and date sensitive material. These embedded chips are both difficult to identify in all instances and difficult to repair; often, total replacement of the chips is necessary. The inventory and evaluation for year 2000 compliance of Company hardware, telecommunications, and environmental support systems was completed in the first quarter of fiscal year 1999 and those systems requiring remediation (repair), rebuilding or replacing (re-engineering) were identified. As of September 30, 1999, all identified re-engineering, remediation, and replacement requirements had been completed and tested. However, failure of the Company to identify or remediate any embedded chips (either on an individual or an aggregate basis) on which significant business operations depend, such as phone systems, could have a material adverse impact on the Company's business, financial condition and results of operations.

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

         The Company's Contingency Plans. The Company has in place its contingency plans for significant business risks that might result from year 2000 related events. To date, the Company has not identified any specific internal business function that will be materially at risk of significant year 2000 related disruptions. However, these contingency plans will be monitored and adjusted as required for any risks identified subsequent to the arrival of the current calendar year 2000.

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

         OUR BUSINESS IS HIGHLY DEPENDENT ON RELATIONSHIPS WITH A LIMITED NUMBER OF BIOTECHNOLOGY DRUG SUPPLIERS

         The substantial majority of our revenue and profitability is derived from our relationships with three biotechnology drug companies, Genzyme Corporation, Biogen, Inc. and Genentech, Inc. The concentration of our revenue derived from these relationships is shown in the table below as a percentage of revenue for the periods indicated:


                          SIX MONTHS                                    FISCAL YEAR ENDED
                            ENDED                  ----------------------------------------------------------
                       DECEMBER 31, 1999           JUNE 30, 1999          JUNE 30, 1998         JUNE 30, 1997
    Genzyme                  32%                        37%                    46%                   64%
    Biogen                   37%                        31%                    23%                   14%
    Genentech                 4%                         5%                     6%                    9%

         Our agreements with these suppliers are generally short-term and cancelable by either party without cause on 60 to 90 days prior notice. Our current agreements with Biogen and Genentech have been extended to February 29, 2000 and renewal terms are currently under negotiation. These agreements also generally limit our ability to handle competing drugs during and in some cases after the term of the agreement, but allow the supplier to distribute through channels other than us. Further, the pricing and other terms of these relationships are periodically adjusted. Any termination or adverse adjustment to any of these relationships could have a material adverse affect on our business, financial condition and results of operation.

         OUR BUSINESS IS FOCUSED ON A LIMITED NUMBER OF DRUGS FOR SPECIFIC DISEASES

         Drugs handled and diseases served. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The primary diseases currently treated by the drugs we handle are as follows:

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

         - Crohn's Disease and Rheumatoid Arthritis, for which we offer Remicade(TM) supplied by Centocor, Inc; and

         - Respiratory Synctial Virus (RSV) for which we offer Synagis(R) supplied by MedImmune, Inc.

         The concentration of our revenue related to these diseases and the associated drugs is shown in the table below as a percentage of revenue for the periods indicated:



                                SIX MONTHS                                  FISCAL YEAR ENDED
                                  ENDED                  -----------------------------------------------------------
                             DECEMBER 31, 1999           JUNE 30, 1999          JUNE 30, 1998          JUNE 30, 1997
Gaucher Disease                     32%                        37%                    46%                    64%
Multiple Sclerosis                  37%                        31%                    23%                    14%
Hemophilia                          20%                        21%                    23%                     9%
Growth Hormone
Disorders                            7%                         6%                     7%                    10%
Crohn's Disease                      1%                         1%                    N/A                    N/A
RSV (Seasonal)                       1%                         1%                    N/A                    N/A


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

         -        The death of a high-revenue patient.

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

         A DISRUPTION OF OUR RELATIONSHIPS WITH CERTAIN MEDICAL CENTERS COULD HURT OUR BUSINESS

         Accredo has significant relationships with seven medical centers that involve services primarily related to hemophilia and growth hormone-related disorders. For the six months ended December 31, 1999 and fiscal years ended June 30, 1999 and 1998, we received approximately 17%, 23% and 30%, respectively, of our income before income taxes and extraordinary items from equity in the net income from our joint ventures related to hemophilia and growth hormone-related disorders. Specifically, we derived 1%, 5% and 16%, respectively, from our joint venture with Alternative Care Systems, Inc. located in Dallas, Texas; 3%, 5% and 9%, respectively, from our joint venture with CM Healthcare Resources, Inc. located in Chicago, Illinois; and 11%, 11% and 0%, respectively, from our joint ventures with Children's Home Care, Inc. located in Los Angeles, California for such periods.

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

         DECREASES IN PAYMENTS BY OR LOSS OF RELATIONSHIPS WITH THIRD-PARTY PAYORS COULD HURT OUR BUSINESS

         Our profitability depends on payment from governmental and nongovernmental third-party payors, and we could be materially and adversely affected by trends toward cost containment measures in the health care industry or by financial difficulties suffered by private payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Private payors, managed care organizations and similar groups also influence decisions regarding the use of a particular drug treatment and focus on product cost in light of how the product may impact the overall cost of treatment. Further, some private payors, including large managed care organizations and some private physician practices, have recently experienced financial trouble. The ability to collect from third-party payors also affects our revenue and profitability. If we are unable to collect from third-party payors, it could have a material adverse impact on our business and financial condition.

         Our dependence on reimbursement from private payors is evident from the portion of total revenue they constitute. For the six months ended December 31, 1999 and fiscal years ended June 30, 1999, 1998 and 1997, we derived approximately 82%, 82%, 80% and 83%, respectively, of our gross patient service revenue from private payors (including self-pay), which included 5%, 6%, 7% and 11%, respectively, from sales to private physician practices whose ultimate payor is typically Medicare.

         Many third-party payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained when that happens. The loss of a payor relationship could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

         CHANGES IN MEDICARE OR MEDICAID COULD HURT OUR BUSINESS

         Changes in the Medicare, Medicaid or similar government programs or the rates paid by those programs for our services may adversely affect our earnings. We estimate that approximately 18% of our gross patient service revenue for the six months ended December 30, 1999, 18% of our gross patient service revenue for the fiscal year ended June 30, 1999, 20% of our gross patient service revenue for the fiscal year ended June 30, 1998 and 17% of our gross patient service revenue for the fiscal year ended June 30, 1997 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations:

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

         LIABILITIES AND COSTS MAY ARISE FROM OUR JOINT VENTURES AND
ACQUISITIONS

         As part of our growth strategy we continually evaluate joint venture and acquisition opportunities. Although we cannot predict or provide assurance that we will complete any future acquisitions or joint ventures, if we do, we will be exposed to a number of risks, including:

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

         -        The purchase in December 1999 of Sunrise Health Management,
                  Inc.

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

         - The Department of Health and Human Services recently proposed regulations implementing the Administrative Simplification provision of HIPAA, concerning the maintenance and transmission of electronic health information. The new regulations, when enacted, will require the development and implementation of security standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs.

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

         OUR BUSINESS WILL BE HARMED IF WE ARE UNABLE TO EFFECTIVELY MANAGE OUR GROWTH

         Our rapid growth over the past three and a half years has placed a strain on our resources, and if we cannot effectively manage our growth, our business, financial condition and results of operations could be materially and adversely affected. We have experienced a large increase in the number of our employees, the size of our programs and the scope of our operations. If this growth continues, the strain could cause us to relocate our operations to a new city or area. Our ability to manage this growth and be successful in the future will depend partly on our ability to retain skilled employees, enhance our management team and improve our management information and financial control systems.

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

         Many of our competitors have substantially greater resources and more established operations and infrastructure than we have. We are particularly at risk for one of our suppliers deciding to pursue its own distribution and services. Some of our competitors, such as hospitals and hemophilia treatment centers, have the advantage of federally mandated drug discounts that are not available to us, and which are proposed to be available to even more potentially competing centers. A significant factor in effective competition will be an ability to maintain and expand relationships with managed care companies, pharmacy benefit managers and other payors who can effectively determine the pharmacy source for their enrollees.

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

         WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF THE SIGNIFICANT AMOUNT OF GOODWILL ON OUR FINANCIAL STATEMENTS

         Our formation and our acquisitions of Southern Health Systems and Hemophilia Health Services, and most recently Sunrise Health Management and the specialty pharmacy businesses of Home Medical of America resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the value of the tangible and intangible assets owned by those companies at the time they were acquired was less than the purchase price. We have determined that the goodwill recorded as a result of those acquisitions will benefit us for a period of no less than 40 years and, as a result, we amortize this goodwill evenly over a 40-year period. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings.

         If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of December 31, 1999, Accredo had goodwill, net of accumulated amortization, of approximately $66.8 million, or 36% of total assets and 96% of stockholders' equity.

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

         FUTURE SALES OF OUR COMMON STOCK COULD CAUSE THE PRICE OF OUR SHARES TO DECLINE

         Sales of substantial amounts of our common stock in the public market, or the belief those sales might occur, could cause the price of our stock to decline. As of January 31, 2000, we have outstanding 9,204,851 shares of common stock, 3,450,000 of which were sold in our initial public offering in April 1999 and are freely tradable. Almost all of the remaining 5,754,851 shares are freely tradeable, some of which have already been sold in the public market and the balance of which may enter the public market at any time. A small number of shares are held by our affiliates and may be sold in the public market subject to the volume and other restrictions under Rule 144.

         In addition, as of January 31, 2000, 1,469,736 shares of Accredo's registered common stock have been reserved for future stock awards under Accredo's stock plans, and for issuance upon the exercise of outstanding awards. As of January 31, 2000, options to purchase 983,823 of these registered shares have been granted and not yet exercised. Those shares are freely tradable upon exercise, except to the extent that the holders are deemed to be affiliates of Accredo, in which case the transferability of such shares will be subject to the volume limitations of Rule 144.

         OUR CERTIFICATE OF INCORPORATION AND BYLAWS COULD INHIBIT A TAKEOVER OF ACCREDO, RESULTING IN A DECLINE IN THE MARKET PRICE FOR THE COMMON STOCK

         Certain provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws could make it more difficult for a third-party to acquire control of us, or could discourage a third-party from attempting to acquire our company. These provisions might limit the price that investors would pay in the future for shares of our common stock. Examples of these provisions include:

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

         We are subject to a provision of the Delaware General Corporation Law (Section 203), that restricts certain business combinations with an "interested stockholder" and could delay, defer or prevent a change in control of our company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company uses derivative financial instruments to manage its exposure to rising interest rates on its variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. We have fixed the interest rate through October 31, 2001 on $25.0 million of our revolving credit facility through such a financial instrument. Accordingly, we would not benefit from any decrease in interest rates on this portion of our credit facility, nor would we be detrimentally impacted by rising rates on the same portion of our outstanding debt.

As of December 31, 1999, approximately $16.4 million of our outstanding debt was not covered by a variable-to-fixed interest rate swap. As a result, the Company was exposed to the risk of rising interest rates on this portion of its debt. Accordingly, a 100 basis point increase in interest rates along the entire yield curve would have reduced our pre-tax income by approximately $82,000 during the six months ended December 31, 1999 if this debt had been outstanding throughout the period.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At the annual meeting of stockholders held on November 18, 1999 in Memphis, Tennessee, stockholders holding 89.4% of the issued and outstanding shares of the common stock of the Company adopted the following matters.

1. Proposal to elect Kevin L. Roberg, David D. Stevens and Kenneth J. Melkus to serve as directors until the expiration of their term in 2002 or until their successors are elected and qualified.

         VOTED FOR:   8,176,524     VOTED AGAINST:   6,600

2. Proposal to ratify the appointment of Ernst & Young LLP as independent public accountants to audit the Company's financial statements for the fiscal year ended June 30, 2000.

         VOTED FOR:   8,182,424     VOTED AGAINST:   200        ABSTAINED:   500

ITEM 5. OTHER INFORMATION.

         On January 31, 2000, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 11, 2000. Shareholders will receive one additional share of common stock on February 21, 2000 for every two shares held on the record date. The Company has computed earnings per share for the six-month and three-month periods presented in this Form 10-Q on a post-split basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 10.1 Amendment No. 4 dated December 3, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A., First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A., as Agent

         Exhibit 10.2 Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 10, 1999

         Exhibit 10.3 Non-Qualified Stock Option Agreement of Andrew M. Paul dated November 10, 1999

         Exhibit 10.4 Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 10, 1999

         Exhibit 10.5 Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 10, 1999

         Exhibit 10.6 Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 10, 1999

         Exhibit 10.7 Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 18, 1999

         Exhibit 27 Financial Data Schedule (for SEC use only) (filed herewith)


(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K on December 16, 1999, in connection with the acquisition of all of the outstanding stock of Sunrise Health Management, Inc. effective on December 1, 1999. On February 11, 2000, the Company filed an amendment No. 1 to such Current Report on Form 8-K/A, containing the financial statements of Sunrise Health Management, Inc. and certain pro forma financial information.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2000           Accredo Health, Incorporated
                            /s/ David D. Stevens
                            -----------------------------------------

                            David D. Stevens
                            Chairman of the Board and
                            Chief Executive Officer

                            /s/ Joel R. Kimbrough
                            -----------------------------------------

                            Joel R. Kimbrough
                            Senior Vice President, Chief
                            Financial Officer and Treasurer

                                  Exhibit Index


Exhibit
Number                                  Description of Exhibits

10.1              Amendment No. 4 dated December 3, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its
                  Subsidiaries and Bank of America, N.A., First Tennessee Bank National Association
                  and Brown Brothers Harriman & Co. and Bank of America, N.A., as Agent

10.2              Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 10, 1999

10.3              Non-Qualified Stock Option Agreement of Andrew M. Paul dated November 10, 1999

10.4              Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 10, 1999

10.5              Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 10, 1999

10.6              Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 10, 1999

10.7              Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 18, 1999

27                Financial Data Schedule (for SEC use only) (filed herewith)