Form 10-Q
period 2000-03-31
ACCREDO HEALTH INC
filed 2000-05-15
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 000-25769

                          ACCREDO HEALTH, INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                       62-1642871
            ------------------------------        -------------------
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

Yes [ ]     No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                  CLASS                         OUTSTANDING AT April 28, 2000
COMMON STOCK, $0.01 PAR VALUE................           14,076,324
NON-VOTING COMMON STOCK, $0.01 PAR VALUE.....
                                                         ---------
TOTAL COMMON STOCK...........................           14,076,324
                                                        ==========

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX

Part I  -   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations (unaudited)
                     For the three months and nine months ended March 31, 1999 and 2000

            Condensed Consolidated Balance Sheets
                     June 30, 1999 and March 31, 2000 (unaudited)

            Condensed Consolidated Statements of Cash Flows (unaudited)
                     For the nine months ended March 31, 1999 and 2000

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)



                                              Nine Months           Three Months
                                            Ended March 31,        Ended March 31,
                                         --------------------    ------------------
                                           2000        1999       2000       1999
                                         --------   ---------    -------   --------
Net patient service revenue              $241,413   $ 176,816    $86,788   $ 63,068
Other revenue                              11,483       8,861      4,092      3,214
Equity in net income of joint ventures      1,722       1,230        512        599
                                         --------   ---------    -------   --------
Total revenues                            254,618     186,907     91,392     66,881

Cost of services                          217,450     159,198     77,669     57,289
                                         --------   ---------    -------   --------
Gross profit                               37,168      27,709     13,723      9,592

General & administrative                   17,089      12,907      6,011      4,516
Bad debts                                   4,549       3,420      1,587      1,136
Depreciation and amortization               2,404       3,003        939      1,018
                                         --------   ---------    -------   --------
Income from operations                     13,126       8,379      5,186      2,922

Interest expense, net                       1,498       2,653        714        922
                                         --------   ---------    -------   --------
Income before income taxes                 11,628       5,726      4,472      2,000

Provision for income taxes                  4,580       2,843      1,740        980
                                         --------   ---------    -------   --------
Net income                                  7,048       2,883      2,732      1,020
Preferred stock dividends                      --      (1,532)        --       (511)
                                         --------   ---------    -------   --------

Net income to common shareholders        $  7,048   $   1,351    $ 2,732   $    509
                                         ========   =========    =======   ========
Basic earnings per common share:
    Net income                           $   0.51   $    0.34    $  0.20   $   0.12
    Preferred stock dividends                  --       (0.18)        --      (0.06)
                                         --------   ---------    -------   --------
    Net income per common share          $   0.51   $    0.16    $  0.20   $   0.06
                                         ========   =========    =======   ========
Diluted earnings per common share:
    Net income                           $   0.48   $    0.31    $  0.18   $   0.11
    Preferred stock dividends                  --       (0.16)        --      (0.06)
                                         --------   ---------    -------   --------
    Net income per common share          $   0.48   $    0.15    $  0.18   $   0.05
                                         ========   =========    =======   ========


    See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                                               March 31,  June 30,
                                                                                 2000       1999
                                                                               --------   --------
ASSETS

Current assets:
        Cash and cash equivalents                                              $  8,500   $  5,542
        Accounts receivable, less allowance for doubtful
            accounts of $7,508 at March 31, 2000 and
            $5,300 at June 30, 1999                                              62,054     54,816
        Due from affiliates                                                       2,638      2,105
        Other accounts receivable                                                12,893      5,856
        Inventories                                                              31,869     19,927
        Prepaids and other current assets                                           455        359
        Deferred income taxes                                                     2,819      1,554
                                                                               --------   --------
Total current assets                                                            121,228     90,159

Property and equipment, net                                                       5,270      3,025
Other assets:
        Joint venture investments                                                 5,127      3,415
        Goodwill and other intangible assets, net                                69,767     50,147
                                                                               --------   --------
Total assets                                                                   $201,392   $146,746
                                                                               ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                       $ 79,403   $ 56,029
        Accrued expenses                                                          5,024      4,831
        Income taxes payable                                                         57        393
                                                                               --------   --------
Total current liabilities                                                        84,484     61,253

Long-term notes payable                                                          41,500     20,500
Deferred income taxes                                                             1,184        866
Stockholders' equity:
        Undesignated Preferred Stock, 5,000,000 shares
            authorized, no shares issued                                             --         --
        Non-voting Common Stock, $.01 par value;
            2,500,000 shares authorized; no shares issued and outstanding at
            March 31, 2000; 1,650,000 shares
            issued and outstanding at June 30, 1999                                  --         16
        Common Stock, $.01 par value; 30,000,000 shares authorized;
            14,076,324 and 11,965,631 shares issued and outstanding at
            March 31, 2000 and June 30, 1999, respectively                          141        120
        Additional paid-in capital                                               66,365     63,322
        Retained earnings                                                         7,718        669
                                                                               --------   --------
Total stockholders' equity                                                       74,224     64,127
                                                                               --------   --------
Total liabilities and stockholders' equity                                     $201,392   $146,746
                                                                               ========   ========


    See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)



                                                                Nine Months Ended
                                                                    March 31,
                                                                2000        1999
                                                              --------    --------
OPERATING ACTIVITIES:
Net income                                                    $  7,048    $  2,883

Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
        Depreciation and amortization                            2,404       3,003
        Original issue discount amortization                        --         184
        Provision for losses on accounts receivable              4,549       3,420
        Deferred income tax benefit                               (998)     (1,108)
        Compensation resulting from stock transactions             138         138
Changes in operating assets and liabilities:
        Patient receivables and other                          (16,802)    (22,252)
        Due from affiliates                                     (1,110)     (1,204)
        Inventories                                            (11,477)     (2,699)
        Prepaids and other current assets                          (91)       (790)
        Recoverable income taxes                                    --         151
        Accounts payable and accrued expenses                   22,749      15,193
        Income taxes payable                                      (336)          3
                                                              --------    --------
Net cash provided by (used in) operating activities              6,074      (3,078)

INVESTING ACTIVITIES:
Purchases of property and equipment                             (2,876)       (941)
Business acquisitions and joint venture investments            (22,490)     (1,298)
Change in joint venture investments, net                        (1,712)       (808)
                                                              --------    --------
Net cash used in investing activities                          (27,078)     (3,047)

FINANCING ACTIVITIES:
Proceeds from long-term obligations                             21,000       2,000
Issuance of common stock                                         2,962         212
                                                              --------    --------
Net cash provided by financing activities                       23,962       2,212

                                                              --------    --------
Increase (decrease) in cash and cash equivalents                 2,958      (3,913)

Cash and cash equivalents at beginning of period                 5,542       5,087
                                                              --------    --------
Cash and cash equivalents at end of period                    $  8,500    $  1,174
                                                              ========    ========



    See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2000


1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the "Company" or "Accredo") have been included. Operating results for the three and nine-month periods ended March 31, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2000.

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

2. STOCKHOLDERS' EQUITY

         During the quarter ended March 31, 2000, employees exercised stock options to acquire 269,070 shares of Accredo common stock for exercise prices ranging between $2.00 and $10.67 per share.

3. STOCK SPLIT

         On January 31, 2000, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 11, 2000. Shareholders received one additional share of common stock on February 21, 2000 for every two shares held on the record date. The Company has adjusted earnings per share and all other share related information to reflect the stock split.

4. EARNINGS PER SHARE

                  The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

                                                 Nine Months Ended March 31,       Three Months Ended March 31,
                                               -----------------------------      -----------------------------
                                                    2000            1999               2000            1999
                                               -------------   -------------      -------------   -------------
Numerator for basic and diluted income per
  share to common stockholders:
       Net income                              $       7,048   $       2,883      $       2,732   $       1,020
       Preferred stock dividends                          --          (1,532)                --            (511)
                                               -------------   -------------      -------------   -------------

       Net income to common stockholders       $       7,048   $       1,351      $       2,732   $         509
                                               =============   =============      =============   =============

Denominator:
       Denominator for basic income per
         share to common stockholders -
         weighted-average shares                  13,764,744       8,433,618         13,903,097       8,438,430
       Effect of dilutive stock options              976,631         888,536            948,228         886,702
                                               -------------   -------------      -------------   -------------

       Denominator for diluted income per
         share to common stockholders -
         adjusted weighted-average shares         14,741,375       9,322,154         14,851,325       9,325,132
                                               =============   =============      =============   =============

Basic earnings per common share:
       Net income                              $        0.51   $        0.34      $        0.20   $        0.12
       Preferred stock dividends                          --           (0.18)                --           (0.06)
                                               -------------   -------------      -------------   -------------
       Net income per common share             $        0.51   $        0.16      $        0.20   $        0.06
                                               =============   =============      =============   =============

Diluted earnings per common share:
       Net income                              $        0.48   $        0.31      $        0.18   $        0.11
       Preferred stock dividends                          --           (0.16)                --           (0.06)
                                               -------------   -------------      -------------   -------------
       Net income per common share             $        0.48   $        0.15      $        0.18   $        0.05
                                               =============   =============      =============   =============

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

         There may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors discussed below, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, our relationship with the manufacturers whose drugs we handle, competitive or regulatory factors affecting the drugs we handle or their manufacturers, the demand for our services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

REVENUES

Total revenues increased 37% from $66.9 million to $91.4 million from the three months ended March 31, 1999 to the three months ended March 31, 2000. Approximately $12.2 million, or 50%, of this increase was attributable to our increased sales of Avonex(R). Cerezyme(R) and Ceredase(R) drug sales increased approximately $3.3 million, or 14% of the revenue increase. Approximately $2.7 million, or 11%, of this increase was attributable to increased hemophilia revenue. Approximately $2.8 million, or 11%, of the increase was attributable to increased sales of growth hormone products. Synagis(R) drug sales increased approximately $1.2 million, or 5% of the increase, as a result of increased patients. Approximately $1.7 million, or 7%, of the increase was attributable to the sale of intravenous immunoglobulin ("IVIG") products we began distributing in December 1999. The remaining $.6 million, or 2%, of the revenue increase was attributable to increased sales of other ancillary drugs we dispense as part of the patient's primary therapy or under contractual obligations within certain managed care contracts. Total revenues included approximately $5.0 million of revenues from companies we acquired in the previous quarter.

COST OF SERVICES

Cost of services increased from $57.3 million to $77.7 million, or 36%, from the three months ended March 31, 1999 to the three months ended March 31, 2000. This increase is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services decreased from 85.7% to 85.0% from the three months ended March 31, 1999 to the three months ended March 31, 2000. This decrease is primarily the result of changes in the revenue mix by therapy type and more specifically increased sales of intravenous immunoglobulin drugs which have a lower acquisition cost as a percentage of revenues than the other drugs we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $4.5 million to $6.0 million, or 33%, from the three months ended March 31, 1999 to the three months ended March 31, 2000. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth, new product line launches and the two acquisitions made during the previous quarter. General and administrative expenses represented 6.8% and 6.6% of revenues for the three months ended March 31, 1999 and 2000, respectively.

BAD DEBTS

Bad debts increased from $1,136,000 to $1,587,000, or 40%, from the three months ended March 31, 1999 to the three months ended March 31, 2000 primarily due to the increase in revenues. Bad debt expense was 1.7% of revenues in both of the three-month periods ended March 31, 1999 and 2000.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $160,000 to $302,000 from the three months ended March 31, 1999 to the three months ended March 31, 2000 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Capital expenditures amounted to $1.5 million in fiscal year 1999 and $1.65 million in the three months ended March 31, 2000. Amortization expense associated with goodwill and other intangible assets decreased from $858,000 to $637,000 from the three months ended March 31, 1999 to the three months ended March 31, 2000 due to certain contract intangibles and a non-compete covenant that were fully amortized by the end of fiscal year 1999. Amortization expense attributable to the acquisitions made during the previous quarter amounted to approximately $211,000 in the three months ended March 31, 2000.

INTEREST EXPENSE, NET

Interest expense, net, decreased from $922,000 to $714,000 from the three months ended March 31, 1999 to the three months ended March 31, 2000. This decrease is due to lower interest and margin rates payable under our revolving line of credit agreement, lower fixed interest rate payments associated with our interest rate swap agreement, and a reduced level of debt resulting from the early payoff of a significant portion of our debt with a portion of the proceeds from the initial public offering completed in April 1999. We generated interest income of approximately $27,000 and $48,000 in the three months ended March 31, 1999 and 2000, respectively.

INCOME TAX EXPENSE

The effective tax rate decreased from 49.0% to 38.9% from the three months ended March 31, 1999 to the three months ended March 31, 2000 as a result of the increase in income before taxes while nondeductible amortization expense decreased. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $615,000 and $204,000 of nondeductible amortization expense in the three months ended March 31, 1999 and 2000, respectively, and state income taxes.


NINE MONTHS ENDED MARCH 31, 2000 COMPARED TO NINE MONTHS ENDED MARCH 31, 1999

REVENUES

Total revenues increased 36% from $186.9 million to $254.6 million, from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. Approximately $36.8 million, or 54%, of this increase was attributable to the increased sales of Avonex(R). Cerezyme(R) and Ceredase(R) drug sales increased approximately $8.8 million, or 13% of the revenue increase. Approximately $7.6 million, or 11%, of this increase was attributable to increased hemophilia revenue. Approximately $6.2 million, or 9%, of the increase was attributable to increased sales of growth hormone products. Synagis(R) drug sales increased approximately $2.5 million, or 4% of the increase, as a result of increased patients. Approximately $2.4 million, or 4%, of the increase was attributable to the sale of IVIG products we began distributing in December 1999. The remaining $3.4 million, or 5%, of the revenue increase was primarily attributable to increased sales of other ancillary drugs we dispense as part of the patient's primary therapy or under contractual obligations within certain managed care contracts and an increase of approximately $492,000 from our equity in net income of joint ventures. Total revenues included approximately $8.3 million of revenues from companies acquired during the nine months ended March 31, 2000.

COST OF SERVICES

Cost of services increased 37% from $159.2 million to $217.5 million from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. This increase is commensurate with the increase in our revenues. As a percentage of revenues, cost of services increased from 85.2% to 85.4% from the nine months ended March 31, 1999 to the same period in 2000. The increase is primarily the result of changes in the revenue mix by therapy type and increased pharmacy and warehouse costs included in cost of services.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $12.9 million to $17.1 million, or 33%, for the nine months ended March 31, 1999 compared to the nine months ended March 31, 2000. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth, new product line launches and the two acquisitions made during the nine months ended March 31, 2000. General and administrative expenses represented 6.9% and 6.7% of revenues for the nine months ended March 31, 1999 and 2000, respectively.

BAD DEBTS

Bad debts increased from $3.4 million to $4.5 million, or 32%, from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. Bad debt expense was 1.8% of revenues for the nine months ended March 31, 1999 and 2000.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $430,000 to $750,000 from the nine months ended March 31, 1999 to the nine months ended March 31, 2000 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Capital expenditures amounted to $1.5 million in fiscal year 1999 and $2.9 million in the nine months ended March 31, 2000. Amortization expense associated with goodwill and other intangible assets decreased from $2,573,000 to $1,654,000 from the nine months ended March 31, 1999 to the nine months ended March 31, 2000 due to certain contract intangibles and a non-compete covenant that were fully amortized by the end of fiscal year 1999. Amortization expense attributable to the acquisitions made during the nine months ended March 31, 2000 amounted to approximately $325,000.

INTEREST EXPENSE, NET

Interest expense, net decreased from $2,653,000 to $1,498,000 from the nine months ended March 31, 1999 to the nine months ended March 31, 2000. This decrease is due to lower interest and margin rates payable under our revolving line of credit agreement, lower fixed interest rate payments associated with our interest rate swap agreement, and a reduced level of debt resulting from the early payoff of a significant portion of our debt with a portion of the proceeds from the initial public offering completed in April 1999. We had interest income of approximately $114,000 and $157,000 in the nine months ended March 31, 1999 and 2000, respectively.

INCOME TAX EXPENSE

The effective tax rate decreased from 49.6% to 39.4% from the nine months ended March 31, 1999 to the nine months ended March 31, 2000 as a result of the increase in income before taxes while nondeductible amortization expense decreased. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to approximately $1,845,000 and $612,000 of nondeductible amortization expense in the nine months ended March 31, 1999 and 2000, respectively, and state income taxes.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, our working capital was $36.7 million. Cash and cash equivalents were $8.5 million, and the current ratio was approximately 1.4 to 1.0.

Cash provided by operations was $6.1 million for the nine months ended March 31, 2000. During the nine months ended March 31, 2000, accounts receivable, net of acquisitions, increased $13.4 million; inventory, net of acquisitions, increased $11.5 million and accounts payable, net of acquisitions, increased $22.7 million. The increases are primarily due to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

One of our joint venture partners owes us approximately $2.0 million for product and fees. This amount has been outstanding for more than 360 days. Our joint venture partner's ability to satisfy this amount depends in part on its ability to collect claims filed with the State of California's MediCal program. We believe that we have sufficient reserves for any bad debt resulting from the failure to collect these receivables. These receivables have reduced the amount of cash that would have otherwise been provided by operations during the current period.

Net cash used by investing activities was $27.1 million for the nine months ended March 31, 2000. Cash used in investing activities consisted primarily of $22.5 million for acquisitions, $2.9 million for purchases of property and equipment and $1.7 million of undistributed earnings from our joint ventures.

Net cash provided by financing activities was $24.0 million for the nine months ended March 31, 2000. Cash provided by financing activities consisted primarily of $21.0 million of net borrowings on the revolving line of credit to finance the acquisitions and $3.0 million from the proceeds of stock option exercises and the tax benefit associated with the disqualifying disposition of a portion of those shares.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the year ending June 30, 2000 will consist primarily of additional leasehold improvements, equipment and software systems for the continuing expansion of our leasehold and to enhance our computer systems to meet needs resulting from our growth. We expect the cost of our capital expenditures in fiscal year 2000 to be approximately $4.0 million, exclusive of any acquisitions of businesses, and expect to fund these expenditures through cash provided by operating activities and/or borrowings under our revolving credit agreement. In addition, in connection with two of our acquisitions made this fiscal year, we may be obligated to make up to $2.2 million in earn-out payments during the fourth quarter of fiscal year 2000.

We have a $60.0 million revolving credit facility under the terms of our existing Credit Agreement. The Credit Agreement contains a $20.0 million sub-limit for working capital loans and letters of credit and is subject to a borrowing base limit that is based on our cash flow. All outstanding principal and interest on loans made under the Credit Agreement is due and payable on December 1, 2001. Interest on loans under the Credit Agreement accrues at a variable rate index, at our option, based on the prime rate or London Inter Bank Offered Rate for one, two, three or six months (as selected by us), plus in each case, a margin depending on the amount of our debt to cash flow ratio as defined by the Credit Agreement and measured at the end of each quarter for prospective periods. During the nine months ended March 31, 2000, we have paid margin rates of .75% to 1.50%.

Our obligations under the Credit Agreement are secured by a lien on substantially all of our assets, including a pledge of all of the common stock of each of our direct or indirect wholly owned subsidiaries. Each of our subsidiaries has also guaranteed all of our obligations under the Credit Agreement. These guarantee obligations are secured by a lien on substantially all of the assets of each such subsidiary.

The Credit Agreement contains operating and financial covenants, including requirements to maintain a certain debt to equity ratio and certain leverage and debt coverage ratios. In addition, the Credit Agreement includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, use of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on liens, limitations on capital expenditures, limitations on certain mergers, acquisitions and sales of assets, limitations on investments, prohibitions on payment of dividends and stock repurchases, and limitations on certain debt payments (including payment of subordinated indebtedness) and other distributions. The Credit Agreement also contains customary events of default, including certain events relating to changes in control of our Company.

We are also a guarantor of a bank loan made to Children's Hemophilia Services, a California general partnership in which we own a 50% interest. The original line of credit amounted to $1,500,000. The payment schedule requires that all outstanding principal amounts in excess of $1,000,000 be paid on January 1, 2000, all outstanding principal amounts in excess of $500,000 be paid on July 1, 2000 and all remaining principal shall be paid in full on November 24, 2000. As of March 31, 2000, the partnership had $700,000 outstanding under the line of credit.

We use interest rate swap agreements to manage our interest rate exposure under the credit agreement. We have effectively converted, for the period through October 31, 2001, $25.0 million of floating-rate borrowings to fixed rate borrowings. We have a 5.5% fixed interest rate (exclusive of the margin rate) under our current interest rate swap agreement.

While we anticipate that our cash from operations, along with the short term use of the credit agreement will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months, we expect that additional funds may be required in the future to successfully continue our growth beyond that 12-month period or in the event that we grow more than expected within such period. We may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to us or, if obtained, will be sufficient for our needs.

IMPACT OF YEAR 2000 ISSUES

In prior years, we discussed the nature and progress of our plans to become Year 2000 ready. In late 1999, we completed the remediation and testing of our systems. As a result of our planning and implementation efforts, we experienced no disruptions in our mission critical information technology and non-information technology systems. We believe these systems successfully responded to the Year 2000 date change. We are not aware of material problems resulting from Year 2000 issues, either with our internal systems, our services or the products and services of third parties with whom we do business. We will continue to monitor our mission critical computer applications and those of our suppliers throughout the year 2000 to ensure that any Year 2000 issues that may arise are properly addressed.


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


WE ARE HIGHLY DEPENDENT ON OUR RELATIONSHIPS WITH A LIMITED NUMBER OF BIOPHARMACEUTICAL SUPPLIERS.

We derive a substantial majority of our revenue and profitability from our relationships with Genzyme Corporation, Biogen, Inc. and Genentech, Inc. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

                                     NINE MONTHS                   FISCAL YEAR ENDED
                                        ENDED               -----------------------------
                                    MARCH 31, 2000          JUNE 30, 1999   JUNE 30, 1998
                                  -----------------         -------------   -------------
Biogen                                   37%                      31%             23%
Genzyme                                  31%                      37%             46%
Genentech                                 4%                       5%              6%

Our agreements with these suppliers are short-term and cancelable by either party without cause on 60 to 90 days prior notice. These agreements also limit our ability to handle competing drugs during and, in some cases, after the term of the agreement, but allow the supplier to distribute through channels other than us. Further, the pricing and other terms of these relationships are periodically adjusted. Any termination or adverse adjustment to any of these relationships could have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO GROW COULD BE LIMITED IF WE DO NOT EXPAND OUR EXISTING BASE OF DRUGS OR IF WE LOSE PATIENTS.

We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The concentration of our revenue related to these diseases and the associated drugs is shown in the table below as a percentage of revenue for the periods indicated:

                                     NINE MONTHS                   FISCAL YEAR ENDED
                                        ENDED               -----------------------------
                                    MARCH 31, 2000          JUNE 30, 1999   JUNE 30, 1998
                                  -----------------         -------------   -------------
Multiple Sclerosis                        37%                     31%             23%
Gaucher Disease                           31%                     37%             46%
Hemophilia and Autoimmune Disorders       20%                     21%             23%
Growth Hormone-Related Disorders           7%                      6%              7%
Crohn's Disease                            1%                      1%               -
Respiratory Synctial Virus                 2%                      1%               -

Due to the small patient populations that use the drugs we handle, our future growth is highly dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on our business, financial condition and results of operation.

OUR BUSINESS WOULD BE HARMED IF DEMAND FOR OUR PRODUCTS AND SERVICES IS REDUCED.

Reduced demand for our products and services could be caused by a number of circumstances, including:

-        patient shifts to treatment regimens other than those we offer;
- new treatments or methods of delivery of existing drugs that do not require our specialty products and services;
-        a recall of a drug;
-        adverse reactions caused by a drug;
-        the expiration or challenge of a drug patent;
-        competing treatment from a new drug or a new use of an existing drug;
- the loss of a managed care or other payor relationship covering a number of high revenue patients;
-        the cure of a disease we service; or
-        the death of a high-revenue patient.

THERE IS SUBSTANTIAL COMPETITION IN OUR INDUSTRY, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

The specialty pharmacy industry is highly competitive and is continuing to become more competitive. All of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

-        other specialty pharmacy distributors;
-        specialty pharmacy divisions of wholesale drug distributors;
-        pharmacy benefit management companies;
-        hospital-based pharmacies;
-        retail pharmacies;
-        home infusion therapy companies;
-        comprehensive hemophilia treatment centers; and
-        other alternative site health care providers.

Many of our competitors have substantially greater resources and more established operations and infrastructure than we have. We are particularly at risk from any of our suppliers deciding to pursue its own distribution and services and not outsource these needs to companies like us. A significant factor in effective competition will be an ability to maintain and expand relationships with managed care companies, pharmacy benefit managers and other payors who can effectively determine the pharmacy source for their enrollees.

RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE OUR PRICING AND MARGINS.

Recent government investigations into how the average wholesale price (or AWP) for drugs is determined could result in reduced pricing and margins for some drugs we handle. Various federal and state government agencies have been investigating whether AWP of many drugs, including some that we sell, is an appropriate or accurate measure of market prices from which government payors determine how much they reimburse for the drug. Many government payors pay, directly or indirectly, for some of the drugs that we sell at that drug's AWP, or at a percentage off AWP. We have also contracted with a number of private payors to sell our products at AWP or at a percentage discount off AWP. AWP for most drugs is compiled and published by a private company, First DataBank, Inc. As recently reported in The Wall Street Journal, there are also several whistleblower lawsuits pending against manufacturers of certain drugs. These government investigations and lawsuits involve allegations that manufacturers have misrepresented the actual selling price of certain drugs to First
DataBank. Bayer AG, one of our suppliers of clotting factor, announced on May 10, 2000, that it is engaged in settlement discussions with the government regarding these charges. Also, First DataBank announced that it will base AWP on market prices certified by the manufacturer. First DataBank has published a Market Price Survey of 437 drugs. The First DataBank survey reduces AWP significantly for a number of the clotting factor products and IVIG we sell.

We cannot predict the eventual results of these investigations, and the changes made in AWP by First DataBank. If the reduced average wholesale prices published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have a material adverse effect on our business, financial condition, and results of operation, including reducing the pricing and margins on certain of our products.

IF ADDITIONAL PROVIDERS OBTAIN ACCESS TO FAVORABLY PRICED DRUGS WE HANDLE, OUR BUSINESS COULD BE HARMED.

We are not eligible to participate directly in the pricing program of the federal Public Health Service, commonly known as PHS, which allows hospitals and hemophilia treatment centers to obtain discounts on clotting factor. The federal Health Resources and Services Administration recently issued a notice we expect will broaden the number of facilities purchasing PHS priced clotting factor. Increased competition from hospitals and hemophilia treatment centers may reduce our profit margins.

IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR CANCELLED, OUR BUSINESS COULD BE HARMED.

We have significant relationships with seven medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory synctial virus. For the fiscal years ended June 30, 1998 and 1999 and the nine-month period ended March 31, 2000, we received approximately 30%, 23% and 15%, respectively, of our earnings before income taxes and extraordinary items from equity in the net income from our joint ventures. Our joint ventures with Children's Home Care, Inc. represent approximately 10% of our earnings before income taxes for the nine months ended March 31, 2000.

Our agreements with medical centers have terms between one and five years, and may be cancelled by either party without cause upon notice of between one and twelve months. Adverse changes in our relationships with those medical centers could be caused, for example, by:

-        changes caused by consolidation within the hospital industry;
- changes caused by regulatory uncertainties inherent in the structure of the relationships; or
-        restrictive changes to regulatory requirements.

Any termination or adverse change of these relationships could have a material adverse effect on our business, financial condition and results of operations.

OUR ACQUISITION AND JOINT VENTURE STRATEGY MAY NOT BE SUCCESSFUL, WHICH COULD CAUSE OUR BUSINESS AND FUTURE GROWTH PROSPECTS TO SUFFER.

As part of our growth strategy, we recently completed two acquisitions and entered into two joint venture arrangements. We will continue to evaluate other joint venture and acquisition opportunities, but we cannot predict or provide assurance that we will complete any future acquisitions or joint ventures. Acquisitions and joint ventures involve many risks, including:

- difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms;
-        difficulty in assimilating the new operations;
-        increased transaction costs;
-        diversion of our management's attention from existing operations;
- dilutive issuances of equity securities that may negatively impact the market price of our stock;
-        increased debt; and
- increased amortization expense related to goodwill and other intangible assets that would decrease our earnings.

We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws.

OUR QUARTERLY FINANCIAL RESULTS MAY FLUCTUATE SIGNIFICANTLY.

Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

-        below-expected sales or delayed launch of a new drug;
-        price and term adjustments with our drug suppliers;
- increases in our operating expenses in anticipation of the launch of a new drug;
-        product shortages;
-        inaccuracies in our estimates of the costs of ongoing programs;
-        the timing and integration of our acquisitions;
-        changes in governmental regulations;
- the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;
- our provision of drugs to treat seasonal illnesses, such as respiratory synctial virus;
-        physician prescribing patterns; and
-        general economic conditions.

WE ARE DEPENDENT ON CONTINUED RESEARCH, DEVELOPMENT AND PRODUCTION IN THE BIOPHARMACEUTICAL INDUSTRY.

Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biopharmaceutical companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or develop new drugs. Our business could also be harmed if the biopharmaceutical industry undergoes any of the following developments:

-        supply shortages;
-        adverse drug reactions;
-        drug recalls;
-        increased competition among biopharmaceutical companies;
- an inability of drug companies to finance product development because of capital shortages;
-        a decline in product research, development or marketing;
- a reduction in the retail price of drugs from governmental or private market initiatives;
-        changes in the FDA approval process; or
- governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

SOME OF THE PRODUCTS THAT WE DISTRIBUTE COULD BECOME SCARCE.

The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as IVIG and blood-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependant on human donors and their availability have been constrained from time to time. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time, our business could be harmed.

IF SOME OF THE DRUGS THAT WE PROVIDE LOSE THEIR "ORPHAN STATUS," WE COULD FACE MORE COMPETITION.

Our business could also be adversely affected by the expiration or challenge to the "orphan drug" status that has been granted by the Food and Drug Administration, FDA, to some of the drugs that we handle. When the FDA grants "orphan drug" status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. The "orphan drug" status applicable to drugs that we handle expires as follows:

-        Cerezyme(R) expires May 2001;
-        AVONEX(R) expires May 2003; and
-        REMICADE(TM) expires September 2005.

The loss of orphan drug status could result in competitive drugs entering the market, which could harm our business.

OUR ABILITY TO CONTINUE TO PROVIDE AVONEX(R) COULD BE AFFECTED BY A PENDING CHALLENGE OF THE DRUG'S PATENT.

Our ability to continue to service AVONEX(R) could also be affected by a pending challenge by Berlex Laboratories, Inc. that Biogen is infringing on a Berlex patent in the production of AVONEX(R). Berlex is seeking, among other things, a permanent injunction restraining Biogen from manufacturing AVONEX(R). If the permanent injunction is granted or if Biogen is unable to continue to supply AVONEX(R) on terms favorable to us, our business could be harmed. As of the date of this filing, no trial has been set in this case.

OUR PRODUCT DELIVERY REQUIREMENTS CAUSE US TO DEPEND HEAVILY ON SHIPPING
SERVICES.

Almost all of our revenues result from the sale of drugs we deliver to our patients and principally all of our products are shipped by a single carrier, FedEx. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. There are many risks associated with this dependence, including:

-        any significant increase in shipping rates;
- strikes or other service interruptions by our primary carrier, FedEx, or by another carrier that could affect FedEx; or
- spoilage of high cost drugs during shipment, since our drugs often require special handling, such as refrigeration.

OUR BUSINESS COULD BE HARMED IF PAYORS DECREASE OR DELAY THEIR PAYMENTS TO US.

Our profitability depends on payment from governmental and non-governmental payors, and we could be materially and adversely affected by cost containment trends in the health care industry or by financial difficulties suffered by non-governmental payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Payors also influence decisions regarding the use of a particular drug treatment and focus on product cost in light of how the product may impact the overall cost of treatment. Further, some payors, including large managed care organizations and some private physician practices, have recently experienced financial trouble. The timing of payments and our ability to collect from payors also affects our revenue and profitability. If we are unable to collect from payors or if payors fail to pay us in a timely manner, it could have a material adverse effect on our business and financial condition.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 1998 and 1999 and nine-month period ended March 31, 2000, we derived approximately 80%, 82% and 82%, respectively, of our gross patient service revenue from non-governmental payors (including self-pay), which included 7%, 6% and 5%, respectively, from sales to private physician practices whose ultimate payor is typically Medicare.

Many payors seek to limit the number of providers that supply drugs to their enrollees. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. We estimate that approximately 20% of our gross patient service revenue for the fiscal year ended June 30, 1998 and 18% of our gross patient service revenue for both the fiscal year ended June 30, 1999 and for the nine months ended March 31, 2000 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations.

IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

Our rapid growth over the past four years has placed a strain on our resources, and if we cannot effectively manage our growth, our business, financial condition and results of operations could be materially and adversely affected. We have experienced a large increase in the number of our employees, the size of our programs and the scope of our operations. Our ability to manage this growth and be successful in the future will depend partly on our ability to retain skilled employees, enhance our management team and improve our management information and financial control systems.

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF THE SIGNIFICANT AMOUNT OF GOODWILL ON OUR FINANCIAL STATEMENTS.

Our formation and our acquisitions of Southern Health Systems, Inc., Hemophilia Health Services, Inc. and most recently Sunrise Health Management, Inc. and the specialty pharmacy businesses of Home Medical of America, Inc. resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the book value of the tangible and intangible assets owned by those companies at the time they were acquired was less than the purchase price. We have determined that the goodwill recorded as a result of those acquisitions will benefit us for a period of no less than 40 years and, as a result, we amortize this goodwill evenly over a 40-year period. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings.

If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of March 31, 2000, we had goodwill, net of accumulated amortization, of approximately $66.4 million, or 33% of total assets and 89% of stockholders' equity.

Since our growth strategy may involve the acquisition of other companies, we may record additional goodwill in the future. The amortization and possible write-off of this goodwill could negatively impact our future earnings. Also, in future acquisitions we will be required to allocate a portion of the purchase price to the value of non-competition agreements, patient base and contracts that are acquired. The value of any amounts allocated to these items could be amortized over a period much shorter than 40 years. As a result, our earnings and market price of our common stock could be negatively impacted.

WE RELY ON A FEW KEY EMPLOYEES.

We depend on a small number of key executives, and the loss of their services could cause a material adverse effect to our company. We do not maintain "key person" life insurance policies on any of those executives. As a result, we are not insured against the losses that could result from their death. Further, we must be able to attract and retain other qualified, essential employees for our technical operating and professional staff, such as pharmacists. If we are unable to attract and retain these essential employees, our business could be harmed.

WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS, WHICH COULD PREVENT US FROM FULLY PURSUING OUR GROWTH STRATEGY.

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

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION.

The marketing, sale and purchase of drugs and medical supplies is extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, our business, financial condition and results of operations could materially suffer. Our business could also be materially and adversely effected if the suppliers or clients we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation, and have not been addressed by substantive court decisions.

The health care laws and regulations that especially apply to our activities include:

- The federal "Anti-Kickback Law" prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some "safe harbor" regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.

- The Department of Health and Human Services recently proposed regulations implementing the Administrative Simplification provision of HIPAA concerning the maintenance, transmission and security of electronic health information, particularly individually identifiable information. The new regulations, when enacted, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs.

- The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or their immediate family members have a "financial relationship." A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

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

- Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses or states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

- Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients.

- The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE SUBSTANTIAL FLUCTUATIONS FOR REASONS OVER WHICH WE HAVE LITTLE CONTROL.

Our common stock is traded on the Nasdaq National Market. Since our common stock has only been publicly traded for a short time, an active trading market for the stock may not develop or be maintained. Also, the market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

- future announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market;
-        changes in government regulations;
-        overall volatility of the stock market;
-        changes in earnings estimates by analysts; and
-        changes in operating results from quarter to quarter.

Furthermore, stock prices for many companies fluctuate widely for reasons that may be unrelated to their operating results. These fluctuations, coupled with changes in our results of operations and general economic, political and market conditions, may adversely affect the market price of our common stock.

SOME PROVISIONS OF OUR CHARTER DOCUMENTS MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD DISCOURAGE A CHANGE IN CONTROL, EVEN IF AN ACQUISITION WOULD BE BENEFICIAL TO OUR STOCKHOLDERS.

Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

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

As of March 31, 2000, approximately $16.5 million of our outstanding debt was not covered by a variable-to-fixed interest rate swap. As a result, the Company was exposed to the risk of rising interest rates on this portion of its debt. Accordingly, a 100 basis point increase in interest rates along the entire yield curve would have reduced our pre-tax income by approximately $124,000 during the nine months ended March 31, 2000 if this debt had been outstanding throughout the period.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(c)      None


ITEM 5. OTHER INFORMATION.

         On January 31, 2000, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 11, 2000. Shareholders received one additional share of common stock on February 21, 2000 for every two shares held on the record date. The Company has adjusted current and historical earnings per share and other share related information to reflect the stock split.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 10.1 Amended and Restated Distribution and Services Agreement effective as of January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. The Company has requested confidential treatment with respect to certain portions of this Exhibit.

         Exhibit 10.2 Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. The Company has requested confidential treatment with respect to certain portions of this Exhibit.

         Exhibit 10.3 Amended and Restated Contract for the Sale and Distribution of Genentech Human Growth Hormone effective as of April 8, 2000 by and between Genentech, Inc. and Nova Factor, Inc. The Company has requested confidential treatment with respect to certain portions of this Exhibit.

         Exhibit 27 Financial Data Schedule (for SEC use only) (filed herewith)

(b)      Reports on Form 8-K

         On February 11, 2000, we filed Form 8-K/A as amendment No. 1 to our Current Report on Form 8-K filed on December 16, 1999 related to the acquisition of Sunrise Health Management, Inc. on December 1, 1999. Form 8-K/A contained the financial statements of Sunrise Health Management, Inc. and certain pro forma financial information.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2000                        Accredo Health, Incorporated

                                    /s/ David D. Stevens
                                    --------------------------------------------

                                    David D. Stevens
                                    Chairman of the Board and
                                    Chief Executive Officer

                                    /s/ Joel R. Kimbrough
                                    --------------------------------------------

                                    Joel R. Kimbrough
                                    Senior Vice President, Chief
                                    Financial Officer and Treasurer

                                  Exhibit Index


Exhibit
Number                          Description of Exhibits
------                          -----------------------

10.1 Amended and Restated Distribution and Services Agreement effective as of January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. The Company has requested confidential treatment with respect to certain portions of this Exhibit.

10.2 Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. The Company has requested confidential treatment with respect to certain portions of this Exhibit.

10.3 Amended and Restated Contract for the Sale and Distribution of Genentech Human Growth Hormone effective as of April 8, 2000 by and between Genentech, Inc. and Nova Factor, Inc. The Company has requested confidential treatment with respect to certain portions of this Exhibit.

27       Financial Data Schedule (for SEC use only) (filed herewith)