Form 10-K
period 2000-06-30
ACCREDO HEALTH INC
filed 2000-09-28
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED JUNE 30, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-25769

                          ACCREDO HEALTH, INCORPORATED
               ---------------------------------------------------
               (EXACT NAME OF COMPANY AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        62-1642871
 -------------------------------           ------------------------------------
 (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

          1640 CENTURY CENTER PKWY, SUITE 101, MEMPHIS, TENNESSEE 38134
          -------------------------------------------------------------
          (ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (901) 385-3688

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (TITLE OF CLASS)

         Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes  [X]     No  [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Company was $682,866,156 as of September 18, 2000, based upon the closing price of such stock as reported on the Nasdaq National Market System ("Nasdaq Stock Market") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 16,901,404 shares of common stock, $.01 par value, outstanding at September 18, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Parts of the Registrant's Proxy Statement for its 2000 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

                                     PART I

         Some of the information in this report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "intend," "estimate" and "continue" or similar words. You should read statements that contain these words carefully for the following reasons:

         o  the statements discuss our future expectations;

         o the statements contain projections of our future earnings or of our financial condition; and

         o  The statements state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, the demand for our services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

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

ITEM 1.  BUSINESS

OVERVIEW

         We provide specialized contract pharmacy services on behalf of biopharmaceutical manufacturers to patients with chronic diseases. Our services help simplify the difficult and often challenging medication process for patients with a chronic disease and help ensure that patients receive and take their medication as prescribed. Our services benefit biopharmaceutical manufacturers by accelerating patient acceptance of new drugs, facilitating patient compliance with the prescribed treatment and capturing valuable clinical information about a new drug's effectiveness.

         Our services include contract pharmacy services, clinical services, reimbursement services and delivery services. We provide overnight, temperature-controlled delivery of all drugs and supplies necessary for patients to self-administer their drug dosages safely and effectively in the privacy of their homes. Our pharmacists and customer service staff talk frequently with patients over the telephone, help them comply with prescribed treatment schedules and educate them about ways to manage their complex diseases more effectively. Our reimbursement specialists manage the complicated paperwork that is required to collect payment for the patient's medication from insurance companies and managed care plans.

         We sell a limited number of drugs to our patients. We mainly focus our services on drugs that:

         o are used on a recurring basis to treat chronic and potentially life-threatening diseases;

         o are expensive, with annual costs generally ranging from approximately $8,000 to $200,000 per patient;

         o  are administered through injection; and

         o  require temperature control or other specialized handling.

         We have agreements with four biopharmaceutical manufacturers to provide specialized contract pharmacy services on a preferred basis. Although our agreements are not exclusive, our preferred status generally means that we are a recommended provider of the manufacturer's drug to patients and physicians. These agreements also contain preferred drug pricing from the manufacturer to compensate us for our specialized services. The terms of these agreements may be adjusted periodically in the event of changed market conditions or required service levels.

         Our objective is to be the leading provider of specialized contract pharmacy services to biopharmaceutical manufacturers. Key elements of our strategy include: (i) expanding the number of chronic diseases served; (ii) leveraging our expertise to expand our service offerings; (iii) establishing additional relationships with academic medical centers and children's hospitals that treat patients with costly, chronic diseases; (iv) increasing the number of our payor contracts; and (v) pursuing selective acquisitions of similar or complementary businesses.

         Accredo Health, Incorporated, was incorporated in Delaware in 1996. We acquired Southern Health Systems, Inc. ("SHS") and its wholly owned subsidiary Nova Factor, Inc. ("Nova Factor") in 1996 and continue to own SHS and its subsidiary, Nova Factor. In June 1997, we acquired all of the outstanding stock of Hemophilia Health Services, Inc. ("HHS"). We consummated an initial public offering of our common stock in April 1999. In October 1999, we acquired two pharmacies located in Florida and California from Home Medical of America, Inc through a newly created subsidiary, AHI Pharmacies, Inc. We also acquired all of the outstanding stock of Sunrise Health Management, Inc. ("SHM") on December 1, 1999. Subsequent to our fiscal year ended June 30, 2000, we consummated another public offering of our common stock in August 2000. Our principal executive offices are located at 1640 Century Center Parkway, Suite 101, Memphis, Tennessee 38134. Our telephone number at that address is 901-385-3688.

SERVICES

         Our services include the following:

         CONTRACT PHARMACY SERVICES. We offer customized services to biopharmaceutical manufacturers designed to meet specific needs that arise at various stages in the life cycles of their products.

         Prior to product launch, we offer:

         o  consulting services related to strategic pricing decisions;

         o analyses and information to assist manufacturers in evaluating payor mix and pricing strategies for their new drugs;

         o testing of a manufacturer's packaging to assess maintenance of product temperatures and to determine whether the packaging system will meet the product's unique needs during normal shipping conditions;

         o advice on injection and infusion supplies related to the drug therapy and assistance in procuring supplies and customized packaging for infusion supply kits; and

         o clinical guidelines that assist nurses and caregivers in learning how to safely and effectively administer a drug, including sterilization techniques, supplies needed and infusion time required.

         Following product launch, we offer:

         o clinical hotlines that allow the physician or patient caregiver to inquire about product usage, adverse drug reactions and other clinical questions;

         o  reimbursement hotlines for patients and health care professionals;

         o support for manufacturers' patient assistance programs for patients without the financial ability to otherwise acquire needed drugs and services;

         o replacement drug and supply programs that replenish patients' inventory of products or supplies that become damaged;

         o home care coordination programs that provide patient assistance in training, identify home care providers and transfer clinical information to all caregivers; and

         o triage services that refer patients to the appropriate provider based on the patients' insurance provider network.

Results of our interaction with patients, which is primarily via telephone, are coded to protect privacy and tracked to compile valuable information, including side effects, drug interactions, administration problems, supply issues, physician prescription habits, changes to new products, and reasons for therapy discontinuation and non-compliance.

         We will also report on adverse drug reactions, log the occurrence, and complete an initial preliminary report of the occurrence to assist manufacturers in completing adverse event reports in a timely manner. We can also create a wide variety of additional reports that can be customized to meet specific manufacturers' needs. Examples of reports include sales by physician, sales by zip code, sales trending, first time patient orders, Medicaid and Medicare sales, inventory status and reasons for patient discontinuations. Due to the nature of the data we collect, we have established procedures designed to ensure compliance with laws regarding confidentiality of patient information.

         CLINICAL SERVICES. We work with the patient and the patient's physician to implement the prescribed plan of care. Each patient is assigned to a team consisting of a pharmacist, a customer service representative and a reimbursement specialist. Generally, each patient's team members specialize only in that patient's disease and work only with payors and providers in that patient's geographic region. In helping to implement the prescribed plan of care; we:

         o  help patients understand their medication and treatment program;

         o help patients manage potential side effects and adverse reactions that may occur so that patients are less likely to discontinue therapy;

         o  help coordinate backup care in the event of a medical emergency; and

         o help patients establish an inventory management and record keeping system.

         In addition, we assist patients and their families in coping with a variety of difficult and emotional social challenges presented by their diseases, participate in patient advocacy organizations, assist in the formation of patient support groups, advocate legislation to advance patient interests and publish newsletters for our patients.

         REIMBURSEMENT SERVICES. By focusing on specific chronic diseases, we have developed significant expertise in managing reimbursement issues related to the patient's condition and treatment program. Due to the long duration and high cost of therapy generally required to treat chronic disorders, the availability of adequate health insurance is a continual concern for chronically ill patients and their families. Generally, we contact the payor prior to each shipment to determine the patient's health plan coverage and the portion of costs that the payor will reimburse. Our reimbursement specialists review issues such as pre-certification or other prior approval requirements, lifetime limits, pre-existing condition clauses, and the availability of special state programs. By identifying coverage limitations as part of an initial consultation, we can assist the patient in planning for alternate coverage, if necessary. From time to time, we negotiate with payors to facilitate or expand coverage for the chronic diseases we serve. In addition, we accept assignment of benefits from numerous payors, which substantially eliminates the claims submission process for most patients.

         DELIVERY SERVICES. We provide timely delivery of drugs and ancillary supplies directly to the patient or the patient's physician in packaging specially designed to maintain appropriate temperatures. The package typically contains all of the supplies required for administration in the patient's home or in other alternate sites. Substantially all products are shipped from our two primary pharmacy locations in Memphis and Nashville, Tennessee. We also maintain satellite pharmacy locations in Dallas-Ft. Worth, Texas, Birmingham, Alabama, Atlanta, Georgia, Temecula, California, Charlotte, North Carolina and Jacksonville, Florida. We ship our products via FedEx.

DISEASE MARKETS AND RELATED PRODUCTS

         Substantially all of the biopharmaceutical drugs that we sell, other than growth hormones, IVIG and other blood-related products, are only available from single sources. Currently, we provide our specialty services with respect to the drugs and diseases described below.

         MULTIPLE SCLEROSIS. Multiple Sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing Multiple Sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flare-ups of the disease. Industry sources estimate that Multiple Sclerosis affects between 250,000 and 350,000 people in the United States, approximately two-thirds of whom are women. Disease onset typically occurs in young adults between the ages of 20 and 40. Of the patients diagnosed with Multiple Sclerosis in the United States, about 90% of patients initially have relapsing Multiple Sclerosis and about half of those patients go on to develop a progressive form of the disease. About 10% of patients exhibit a progressive form of the disease at onset. Industry sources estimate that of the persons currently affected by Multiple Sclerosis in the United States, approximately 50% have a relapsing form of the disease, and approximately 50% have a progressive form. There are currently three FDA-approved products used for treating relapsing Multiple
Sclerosis:

         o  AVONEX(R), which is manufactured by Biogen, Inc.;

         o  Betaseron(R), which is manufactured by Chiron Corporation; and

         o Copaxone(R), which is manufactured by Teva Pharmaceutical Industries Limited.

         Biogen's AVONEX(R) product is the only FDA-approved product shown to slow the accumulation of disability in patients with relapsing forms of Multiple Sclerosis and, as a result, AVONEX(R), which is generally administered via a single intramuscular injection once per week, is used by a majority of such patients in the United States currently on drug therapy.

         We have recently entered into amended and restated agreements with Biogen pursuant to which we dispense AVONEX(R) and provide various services and information to Biogen. The pricing of AVONEX(R) under our agreements with Biogen, as well as the scope and pricing of services provided by us, are subject to periodic adjustment. Our agreements with Biogen have an initial term of three years ending December 31, 2002 and are terminable by either party for any reason with 90 days prior notice. In addition, our agreements provide that as long as we are the only preferred home delivery service provider approved by Biogen (other than providers to Medicaid patients in some states), we may not, without Biogen's approval, sell any products that compete with AVONEX(R) for the treatment of Multiple Sclerosis. We do not have exclusive rights to sell AVONEX(R), and Biogen has reserved the right under our agreement to sell AVONEX(R) directly or to appoint other providers of home delivery pharmacy services for AVONEX(R), but any such action would eliminate our exclusivity obligations.

         GAUCHER DISEASE. Gaucher Disease is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency of an important enzyme in the body called glucocerebrosidase. This deficiency results in the accumulation of the glucocerebroside lipid in the cells of organs in the body. The disease is characterized by an enlarged liver or spleen, anemia, bleeding problems, fatigue, bone and joint pain and other orthopedic complications such as repeated fractures and bone erosion. Type I Gaucher Disease is the most common form of Gaucher Disease, affecting about 90% of all Gaucher patients. Genzyme's Ceredase(R) and Cerezyme(R) products are the only FDA-approved products used for treating Type I Gaucher Disease.

         We have a preferred relationship with Genzyme relating to Ceredase(R) and Cerezyme(R). Ceredase(R) and Cerezyme(R) are administered by intravenous infusion. Dosing frequencies vary, but a typical dosing regimen involves administration once every two weeks. Pursuant to our current agreement with Genzyme, we dispense Ceredase(R) and Cerezyme(R) in the United States and provide various information and other services to Genzyme. The pricing of Ceredase(R) and Cerezyme(R) under our agreement with Genyzme, as well as the scope and pricing of services that we provide, are subject to periodic adjustment. Our agreement with Genzyme automatically renews on an annual basis unless either party provides 90 days prior notice of non-renewal, and is terminable by either party for any reason with 60 days prior notice. In addition, the agreement provides that, during the term of the agreement and for a period of five years after its termination, we may not sell any prescription drug for the treatment of Gaucher Disease other than Ceredase(R) and Cerezyme(R). We do not have exclusive rights to sell Ceredase(R) or Cerezyme(R). Genzyme has reserved the right under the agreement to sell these products directly or to appoint other distributors of these products, but any such action would eliminate our exclusivity obligations.

         HEMOPHILIA. Hemophilia is an inherited, genetic, lifelong bleeding disorder caused by the absence or inactivity of an essential blood clotting protein or "factor." Two major disease categories exist, hemophilia A, or Factor VIII deficiency, and hemophilia B, or Factor IX deficiency. It is estimated that there are approximately 20,000 people with hemophilia in the United States, and presently there is no known cure. Individuals with hemophilia may suffer from bleeding episodes that can occur spontaneously or as a result of physical activity or trauma. While small surface cuts can usually be treated with a pressure bandage, the most frequent complication of hemophilia is internal bleeding into muscles and joints, which can cause arthritis and debilitating orthopedic problems. More serious complications include internal bleeding in the head, neck, spinal cord or internal organs, which can cause death.

         Hemophilia is generally treated by infusing anti-hemophilic factor concentrates intravenously when the symptoms of a bleed are detected. This therapy is generally administered by the patient or his or her family members, without the assistance of a nurse, in response to bleeding episodes. Approximately 60% of the persons with hemophilia in the United States have a severe form of the disorder as measured by the level of factor naturally present in the body. In general, the more severe the factor deficiency, the more frequently the bleeding episodes may occur. On average, someone with severe hemophilia will need to infuse factor weekly. In many individuals with severe hemophilia, factor therapy is administered prophylactically to maintain high enough circulating factor levels to minimize the risk of bleeding.

         In the recent past, many hemophilia patients contracted hepatitis or human immunodeficiency virus, commonly known as HIV, as a result of contaminated blood derivative therapies they received prior to the mid-1980's. It is estimated that approximately one-half of the hemophilia population who received anti-hemophilic factor prior to the mid-1980's was exposed to HIV and is at risk of developing acquired immune deficiency syndrome, commonly known as AIDS. We offer medications used in treating AIDS as a convenience to our hemophilia patients that have contracted HIV. In the early 1990's, recombinant clotting factor, a biotechnological alternative to plasma-derived factor, was introduced and to date has proved to be as effective as the blood-derived products with virtually no risk of viral transmission. Current utilization reflects increased use of recombinant and monoclonal products by physicians because of the advantages of increased purity. Issues related to the development of inhibitors, or antibodies to the infused factor products, may influence future utilization of these products.

         There are currently six major suppliers of FDA-approved products used for treating hemophilia. We purchase products from all six suppliers. No supplier is responsible for a majority of our hemophilia product purchases.

         GROWTH HORMONE-RELATED DISORDERS. A major treatable cause of growth delay in children is growth hormone deficiency. It is estimated that there are approximately 20,000 pediatric patients in the United States who are candidates for growth hormone therapy. The market for growth hormone products is relatively mature and currently four manufacturers sell eleven FDA-approved growth hormone products for a variety of indications. However, a majority of patients currently being treated with growth hormone products use one of Genentech's growth hormone products, Protropin(R), Nutropin(R) or Nutropin AQ(R). Additionally, the FDA recently approved Genentech's Nutropin Depot(TM), the first long-acting dosage form of recombinant human growth hormone. Genetech began shipping Nutropin Depot(TM) to distributors in June 2000.

         We have purchasing relationships with all six manufacturers of growth hormone products used in the United States, including a preferred relationship with Genentech. Typically, patients or family members administer growth hormone products at home without the presence of a nurse. Most growth hormone products require administration by injection several times per week, and in some cases daily. In contrast, Nutropin Depot(TM) may be administered as infrequently as monthly or bi-monthly. We have entered into a distribution agreement with Genentech in which we also provide various information and other services relating to Genentech's human growth hormone products, Protropin(R), Nutropin(R), Nutropin AQ(R) and Nutropin Depot(TM) in the United States. Under the agreement, the pricing of Protropin(R), Nutropin(R), Nutropin AQ(R) and Nutropin Depot(TM) under the distribution agreement, as well as the scope and pricing of the services provided by us, are subject to periodic adjustment. The distribution agreement has an initial term that has been extended to December 31, 2002. The agreement may be terminated by Genentech if we are acquired by one of their competitors and may be terminated by either party for cause following a 60-day right to cure or in the event of bankruptcy, insolvency or similar events affecting the other party. We do not have exclusive rights to distribute Protropin(R), Nutropin(R), Nutropin AQ(R) and Nutropin Depot(TM). Genentech has reserved the right under our agreement to sell these drugs directly or to appoint other distributors of these drugs.

         CROHN'S DISEASE. Crohn's Disease is a chronic and debilitating disorder involving inflammation of the gastrointestinal tract. Symptoms include abdominal pain, diarrhea, fever, general fatigue, and weight loss. Crohn's Disease is estimated to affect approximately 400,000 patients in the United States, of which as many as 140,000 patients have moderate to severe Crohn's Disease. Of those with moderate to severe Crohn's Disease, more than 40,000 suffer from draining fistulizing disease. REMICADE(TM), a drug developed by Centocor, was approved in 1998 by the FDA for the treatment of moderate to severe active Crohn's Disease. It has also been approved as a treatment for patients with fistulizing Crohn's Disease for reduction in the number of draining fistulae.

         In August 1998, we established a preferred relationship with Centocor relating to REMICADE(TM). Under an agreement that we have with Centocor, we dispense REMICADE(TM) and provide various information and other services to Centocor. The pricing of REMICADE(TM) under our agreement with Centocor, as well as the scope and pricing of the services provided by us, are subject to periodic adjustment. Our agreement with Centocor has an initial term of three years ending August 2001, with a renewal provision. We do not have any exclusive rights to sell REMICADE(TM). In addition, our agreement provides that as long as we are the only retail distributor approved by Centocor, we may not, without Centocor's approval, sell any products that compete with REMICADE(TM) during the term of the agreement and for 90 days thereafter. Centocor has reserved the right under the agreement to sell REMICADE(TM) directly or to appoint distributors or other providers of pharmacy services for REMICADE(TM), but any such action would eliminate our exclusivity obligations.

         RHEUMATOID ARTHRITIS. Rheumatoid arthritis is a chronic disease in which the inflammation of various joints in the body leads to swelling, pain, and eventual loss of function. It is estimated that Rheumatoid Arthritis affects approximately 2.5 million patients in the United States. Three general classes of drugs are commonly used in the treatment of Rheumatoid Arthritis:

         o anti-rheumatic drugs that slow the progression and treat the symptoms of the disease, such as REMICADE(TM) and Enbrel(TM);

         o corticosteroids, which reduce inflammation and regulate the immune system; and

         o non-steroidal agents that reduce inflammation and decrease pain and other symptoms.

         On November 10, 1999, the FDA approved REMICADE(TM) for the treatment of rheumatoid arthritis. We distribute REMICADE(TM) for the treatment of rheumatoid arthritis under our agreement with Centocor described above.

         AUTOIMMUNE DISORDER. Autoimmune disorders describe a group of chronic diseases in which the body treats its own tissues or cells as if they were foreign substances and produces antibodies to attack and destroy those tissues or cells. Most autoimmune disorders currently are incurable and tend to become progressively severe. Various therapies, including IVIG, are administered to minimize the effects of autoimmune disorders and the severity of their associated symptoms. Although typically administered via infusion in a hospital or physician's office, IVIG can be administered at home by patients who require repeated treatment.

         Prior to October 1999, we did not offer IVIG products on a retail basis. In an effort to improve the overall effectiveness of a patient's medication, many physicians prescribe IVIG in combination with existing drug therapies to treat chronic diseases such as Multiple Sclerosis and rheumatoid arthritis. This trend contributed to our decision to make two acquisitions in fiscal year 2000 through which we gained access to the retail IVIG market. Because IVIG is collected and processed from human donors, the IVIG product market is somewhat limited by supply constraints.

         RESPIRATORY SYNCYTIAL VIRUS. Respiratory syncytial virus (RSV) is a serious lower respiratory tract disease that primarily attacks pediatric patients. RSV is the most common cause of pneumonia and bronchiolitis in infants and children. Approximately two-thirds of infants are infected with RSV during the first year of life, and almost all have been infected by age two. It has been estimated that, nationwide, there are approximately 300,000 children at risk of RSV each year and approximately 90,000 hospitalizations due to RSV infections.

         Synagis(R) (palivizumab), a drug manufactured by MedImmune, has been shown to significantly reduce RSV hospitalizations in pediatric patients at risk of the disease. Clinical studies have shown that preventive treatment with Synagis(R) was associated with a 55% reduction in overall hospitalizations due to RSV. Physicians prescribe Synagis(R) to immunize infants who are at high risk for serious lung impairment. Synagis(R) is typically administered by intramuscular injection once a month over a five month period.

         Respiratory syncytial virus is seasonal, with the disease striking primarily during the period of October through April. We renewed our relationship with MedImmune for the 1999-2000 respiratory syncytial virus season by executing a new distribution agreement on August 16, 1999. The distribution agreement with MedImmune has a term of one year. We do not have the exclusive right to sell Synagis(R), although we were a national assignment-of-benefits provider of the drug for the 1999-2000 respiratory syncytial virus season. The distribution agreement can be terminated by either party upon 30 days notice. We are in discussions with MedImmune to renew our agreement for the 2000-2001 season.

SUPPLIERS

         The drugs that we dispense, other than growth hormones, IVIG and other blood-related products, are available only from single sources:

         o  Genzyme, with respect to Ceredase(R) and Cerezyme(R);

         o  Biogen, with respect to AVONEX(R);

         o  Centocor with respect to REMICADE(TM); and

         o  MedImmune, with respect to Synagis(R).

         Although there are five other manufacturers of FDA-approved growth hormone products, Genentech's products collectively enjoy a market share that exceeds the aggregate of all other individual manufacturers of growth hormone products. Accordingly, in the event that one or more of our current suppliers of products (other than IVIG and other blood-related products) were to cease selling products to us, our business, financial condition and results of operations would be materially and adversely affected. We have supply contracts with all six major suppliers of clotting factor and all five major suppliers of IVIG in the United States, and no supplier is responsible for a majority of our hemophilia or IVIG product purchases.

         Our agreements with our key suppliers generally may be canceled by either party, without cause, upon between 30 and 90 days prior notice. Furthermore, both we and our suppliers periodically adjust the acquisition cost and other terms for the drugs and related supplies covered by such contracts. In addition, our agreements with our suppliers generally provide that during the term of the agreements (and, in some instances, for as much as five years after termination of the agreements), we may not distribute any competing products. We do not have any exclusive rights to dispense our products, and our suppliers have generally reserved the right under their agreements with us to distribute their products directly or to appoint other distributors of their products. See "Risk Factors -- We are highly dependent on our relationships with a limited number of biopharmaceutical manufacturers." and "Business - Disease Markets and Related Products."

RELATIONSHIPS WITH MEDICAL CENTERS

         We currently have joint ventures with five medical centers (or their affiliates):

         o  Children's Home Care located in Los Angeles, California;

         o  Alternative Care Systems, Inc. located in Dallas, Texas;

         o  Cook Children's Medical Center located in Ft. Worth, Texas;

         o  Children's Memorial Hospital located in Chicago, Illinois;

         o  Children's Hospital located in Washington D.C.

         In our typical joint venture arrangement, we and the medical center (or its affiliate) form a joint venture entity that then enters into a management agreement with us to obtain specialized contract pharmacy services. Under the terms of the joint venture agreement, we manage the sales, marketing, and provision of specialty pharmacy services in exchange for a monthly management fee and the reimbursement of some expenses. We share in the profits and losses of the joint venture entity with the medical center in proportion to our respective capital contributions and receive a management fee for our management services. The agreements generally have initial terms of between one and five years and contain restrictive covenants and rights of first refusal.

         In addition to joint venture relationships, from time to time we have entered into management agreements with medical centers (or their affiliates) to provide specialized contract pharmacy services. We currently have one contract management relationship with LeBonheur Children's Medical Center located in Memphis, Tennessee.

         Under our management agreements, we provide goods and services used in the medical center's and our joint ventures' specialized pharmacy business, including drugs and related supplies, patient education, clinical consultation, and reimbursement services. While the payment terms under such management agreements may vary, we are generally reimbursed for our costs and are paid a monthly management fee generally calculated as a percentage of revenues. These agreements usually have terms of between one and five years and are terminable by either party, with or without cause, with between one and twelve months prior notice. See "Risk Factors -- If our relationships with some medical centers are disrupted, our business could be harmed."

PAYORS

         The following are the approximate percentages of the Company's gross patient service revenue attributable to various payor categories for the fiscal years ended June 30, 1998, 1999 and 2000:

                                                        YEAR ENDED              YEAR ENDED               YEAR ENDED
                                                       JUNE 30, 1998           JUNE 30, 1999            JUNE 30, 2000
                                                       -------------           -------------            -------------
Private payors (including self pay)(1)............          80%                     82%                      82%
Medicaid and other state programs.................          17%                     16%                      16%
Medicare and other federal programs...............           3%                      2%                       2%
                                                           ----                    ----                     ----
      Total.......................................         100%                    100%                     100%
                                                           ====                    ====                     ====

-----------

(1) Includes sales to private physician practices, whose ultimate payor is typically Medicare, which accounted for approximately 7%, 6% and 5% of gross patient service revenue, respectively, for the fiscal years ended June 30, 1998, 1999 and 2000.

         The primary trend in the United States health care industry is toward cost containment. The increasing prevalence of managed care, centralized purchasing decisions, consolidation among and integration of health care providers, and competition for patients has affected, and continues to affect, pricing, purchasing, and usage patterns in health care. Decisions regarding the use of a particular drug treatment are increasingly influenced by large private payors, including managed care organizations, pharmacy benefit managers, group purchasing organizations, regional integrated delivery systems, and similar organizations, and are based increasingly on economic considerations including product cost and whether a product reduces the cost of treatment. Efforts by payors to eliminate, contain or reduce costs through coverage exclusions, lower reimbursement rates, greater claims scrutiny, closed provider panels, restrictions on required formularies, claim delays or denials and other similar measures could have a material adverse effect on our business, financial condition and results of operations.

         Some payors set lifetime limits on the amount reimbursable to patients for medical costs. Some of our patients may reach these limits because of the high cost of their medical treatment and associated pharmaceutical regimens. Some payors may attempt to further control costs by selecting some firms to be their exclusive providers of pharmaceutical or other medical product benefits. If any such arrangements were with our competitors, we would be unable to be reimbursed for purchases made by such patients.

         We derive a significant portion of our revenue from governmental programs such as Medicare and Medicaid. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Balanced Budget Act of 1997 includes significant additional reductions in spending levels for these programs. This legislation also replaced and relaxed the federal Medicaid payment standard, thereby increasing state discretion over administration of Medicaid programs.

         Federal and state proposals are pending that would impose further limitations on governmental payments and that could increase patient co-payments and deductibles. Federal and state agencies are examining perceived discrepancies between reported average wholesale prices of drugs and the actual manufacturers selling price. Talks are currently underway with at least one large drug manufacturer aimed at revising price reporting methods. Recently, First DataBank, Inc., which reports average wholesale drug prices to Medicaid programs, announced that it will report based on market prices rather than prices submitted by manufacturers. As a result, a number of state Medicaid agencies have recently lowered the amount of reimbursement that they pay for certain drugs, including clotting factor. Medicare also announced that it will implement lower prices for certain drugs effective October 1, 2000. The proposal to include clotting factor in the lower Medicare pricing has been withdrawn. Instead, the Health Care Financing Administration will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to the lower pricing for factor. We expect that these developments will reduce prices and margins on some of the drugs that we distribute.

         Recently, several proposals have been made in Congress to enlarge prescription drug coverage. The U.S. Congress has also been studying the accuracy of average wholesale prices as an appropriate benchmark for setting rates of reimbursement. Additionally, a number of states are considering legislation designed to reduce their Medicaid expenditures and provide universal coverage and additional care for some populations, including proposals to impose additional taxes on providers to help finance or expand such programs. Some states may require us to maintain a licensed pharmacy in their states in order to qualify for reimbursement under state-administered reimbursement plans. Any of these changes could result in significant reductions in payment levels for drugs handled and services provided by us, which would have a material adverse effect on our business, financial condition and results of operations.

         Hemophilia treatment centers may purchase factor from manufacturers at a discount under a government program established in 1992 which extended the Medicaid best price rebate program to hemophilia treatment centers.

Manufacturers that sell outpatient drugs to hemophilia treatment centers agree with the Department of Health and Human Services that they will not charge a price for covered outpatient drugs that is higher than a statutorily set amount. We do not directly own or operate a hemophilia treatment center that is eligible for this special pricing, which places us at a competitive disadvantage as a provider of factor, except where our affiliated medical centers are eligible for the special pricing. Under the Department's guidelines, an eligible hemophilia treatment center may obtain factor at this special pricing and use a contract pharmacy to dispense it to the center's patients. However, if a hemophilia treatment center does not comply with the Department's guidelines or sells factor bought at this special pricing to patients who are not patients of the center, it may incur civil penalties or liability to drug manufacturers for the amount of the discount that the center received from the manufacturer.

         The Federal Health Resources and Services Administration recently gave notice that all entities receiving grants from the Health Resources and Services Administration must annually certify that they either receive this special pricing or can purchase drugs at or below such special pricing. This policy will cause us to face additional competition in our clotting factor sales because the number of hemophilia treatment centers receiving this special pricing will increase.

COMPETITION

         The specialty pharmacy industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of our current and potential competitors include:

         o specialty pharmacy distributors, such as Caremark Therapeutic Services, Priority Healthcare Corporation and Gentiva Health Services, Inc.;

         o specialty pharmacy divisions of national wholesale drug distributors;

         o  pharmacy benefit management companies;

         o  hospital-based pharmacies;

         o  retail pharmacies;

         o  home infusion therapy companies;

         o manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

         o hospital-based comprehensive hemophilia care centers and other alternate site health care providers.

Some of our competitors have greater financial, technical, marketing and managerial resources than we have.

         While competition is often based primarily on price and quality of care and service, it can also be affected by the ability to develop and maintain relationships with patients and referral sources, depth of product line, technical support systems, specific patient requirements and reputation. There can be no assurance that competitive pressures will not have a material adverse affect on our business, financial condition and results of operations.

GOVERNMENT REGULATION

         Federal and state governments heavily regulate the drug and medical supply industry. Manufacturers, distributors, health care providers and patients are all subject to these regulations. Particular government attention currently focuses on:

         o  the payment of inducements for patient referrals;

         o  prohibited financial relationships with physicians;

         o  joint venture and management arrangements;

         o  product discounts;

         o  inducements given to patients; and

         o  professional licensing.

The laws are very broad, the regulations are complicated, and in many cases the courts interpret them differently. This makes compliance difficult. Federal and state civil and criminal fines and penalties may be imposed on persons who violate these laws. While we try to comply with all laws, a violation could result in fines or criminal penalties, which could reduce our profitability. The following are particular areas of government regulation that apply to our business.

         LICENSING AND REGISTRATION. State laws require that we be licensed as an in-state pharmacy in Tennessee, Alabama, Georgia, California, North Carolina, Florida and Texas. We also currently ship prescription drugs to many other states that require us to be licensed as an out-of-state pharmacy. We believe that we substantially comply with all state licensing laws applicable to our business.

         Some pharmacy associations and state boards of pharmacy are attempting to protect local pharmacies by restricting the activities of out-of-state pharmacies. In addition, some states impose limits on financial incentives paid to insurance companies and other payors offering managed drug programs. Restrictions on our operations imposed by these laws could reduce our profitability.

         Laws enforced by the federal Drug Enforcement Agency, as well as some similar state agencies, require our pharmacy locations to individually register in order to handle controlled substances, including prescription drugs. A separate registration is required at each principal place of business where the applicant manufactures, distributes, or dispenses controlled substances. Federal and state laws also require that we follow specific labeling and record-keeping requirements for controlled substances. We maintain federal and state controlled substance registrations for each of our facilities that require it, and follow procedures intended to comply with all such record-keeping requirements.

         PHARMACISTS AND NURSING LICENSES. Our nurses must obtain state licenses to provide teaching services and the hands on nursing which we provide to our IVIG patients and some of our hemophilia patients, and our pharmacists must obtain state licenses to dispense drugs. Our pharmacists and nurses are licensed in those states where their activity requires it. Pharmacists and nurses must also comply with professional practice rules. We monitor our nurses' and pharmacists' practices for compliance with such state laws and rules. We do not believe that the activities undertaken by our nurses or pharmacists violate laws or rules governing the practice of pharmacy, nursing or medicine.

         PHARMACY COUNSELING. Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires "before and after" drug use reviews, the use of predetermined standards, and patient education. Its purpose is to improve the quality of care by ensuring drug prescriptions are medically necessary, and not likely to cause adverse effects. Participating states must develop standards for pharmacy counseling. These standards apply as well to non-resident pharmacies like us. We believe our pharmacists monitor these requirements, and provide the necessary counseling.

         FEDERAL MAIL ORDER.  Federal law imposes standards for:

         o the labeling, packaging and repackaging, advertising and adulteration of prescription drugs; and

         o  the dispensing of controlled substances and prescription drugs.

         The Federal Trade Commission and the United States Postal Service regulate mail order drug sellers. The law requires truth in advertising, a reasonable supply of drugs to fill orders, and a right to a refund if an order cannot be filled within thirty days. We believe that we substantially comply with all of these requirements.

         PRESCRIPTION DRUG MARKETING ACT. This federal law exempts many drug and medical devices from federal labeling and packaging requirements, as long as they are not adulterated or misbranded and were prescribed by a physician. The law also prohibits the sale, purchase or trade of drug samples that are not intended for sale or intended to promote the sale of the drug. Records must be kept of drug sample distribution, and proper storage and maintenance methods used. To the extent that this law applies to us, we believe that we comply with the documentation, record-keeping and storage requirements.

         ANTI-KICKBACK AND SELF-REFERRAL. We are subject to the federal Medicare Anti-Kickback law that prohibits offering, paying, soliciting or receiving, directly or indirectly, in cash or in kind, remuneration to induce or in exchange for:

         o the referral of patients covered by Medicare, Medicaid or other government healthcare reimbursement programs; or

         o the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the programs.

Violations by individuals or entities are punishable by criminal fines, civil penalties, imprisonment, or exclusion from participation in the reimbursement programs. Sanctions imposed under this law on us, our business partners (such as drug suppliers), or our customers could reduce our business and our profits.

         Many states have similar state laws, which, if violated, could result in similar penalties. Courts have not applied the Anti-Kickback law or similar state laws consistently, and some courts have found a violation if only one purpose of an otherwise acceptable arrangement was to induce referrals.

         The Department of Health and Human Services, DHHS, published a set of "safe harbor" regulations and continues to publish clarifications to the safe harbors. Arrangements that fully comply with a safe harbor are deemed not to violate the Anti-Kickback law. We have several business arrangements (for example, our joint venture and management arrangements with medical centers, service arrangements with physicians and product pricing arrangements with suppliers) that do not satisfy all of the requirements necessary to fall within the safe harbors. Failure to satisfy a safe harbor does not mean that a transaction is necessarily illegal. The law requires the government to evaluate the intent in each situation. We try to structure our business arrangements to comply with the Anti-Kickback law, the Health Insurance Portability and Accountability Act and similar state laws. However, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion, which could reduce our revenues and profits.

         HEALTH INSURANCE PORTABILITY AND ACCOUNTABILITY ACT. HIPAA created new health care crimes, and granted authority to the Secretary of DHHS to impose certain civil penalties. Particularly, the Secretary may now exclude from Medicare any individual with a direct or indirect ownership interest in an entity convicted of health care fraud or excluded from the program. HIPAA encourages the reporting of health care fraud by allowing reporting individuals to share in any recovery made by the government. HIPAA also requires new programs to control fraud and abuse, and new investigations, audits and inspections.

         New crimes under HIPAA include:

         o knowingly and willfully committing a federal health care offense relating to a health care benefit program; and

         o knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

These provisions of HIPAA criminalized situations that previously were handled civilly through repayments of overpayments, offsets, and fines. We believe that our business arrangements and practices comply with HIPAA. However, a violation could subject us to penalties, fines, or possible exclusion from Medicare or Medicaid. Such sanctions could reduce our revenues or profits.

         OIG FRAUD ALERTS AND ADVISORY OPINIONS. The Office of Inspector General of DHHS periodically issues Fraud Alerts and Advisory Opinions identifying practices it believes may violate federal fraud and abuse laws. One Fraud Alert addresses joint venture and contractual arrangements between health care providers. Another concerns prescription drug marketing practices. Drug marketing activities may implicate the federal fraud and abuse laws because the cost of drugs are often reimbursed by Medicare and Medicaid. According to the Fraud Alert, questionable practices may include payments to pharmacists to recommend a particular drug or product. One Advisory Opinion indicates that management fees calculated as a percentage of net revenues, where marketing services are included, could implicate the federal fraud and abuse laws if the fee is intended to induce patient referrals. We try to structure our business arrangements to comply with federal fraud and abuse laws. However, if we are found to have violated any of these laws, we could suffer penalties, fines or possible exclusion from the Medicare, Medicaid or other governmental programs, which could adversely affect our results of operations.

         STATE CONSUMER PROTECTION LAWS. A number of states are involved in enforcement actions involving pharmaceutical marketing programs, including programs offering incentives for pharmacists to dispense one product rather than another. State consumer protection laws generally prohibit false advertising, deceptive trade practices and the like. A number of the states have requested that the FDA exercise greater regulatory oversight in the area of pharmaceutical promotional activities by pharmacists. It is not possible to determine whether the FDA will act in this regard or what effect, if any, FDA involvement would have on our operations.

         THE STARK LAW. Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. The Stark Law applies to our products and services, and we try to structure our relationships to comply with the law. However, if our practices are found to violate the Stark Law, we may be subject to sanctions or be required to alter or discontinue some of our practices. This could reduce our revenues or profits.

         BENEFICIARY INDUCEMENT. HIPAA penalizes the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries' decision to seek specific governmentally reimbursable items or services, or to choose a particular provider. HIPAA excludes items provided to promote the delivery of preventive care. The statutory exception would apply where "such care is provided or directly supervised by the medical provider that has provided the incentive."

         The OIG recently issued final regulations concerning inducements to beneficiaries. Under the new regulations, permissible incentives are those given in connection with preventive care, including pre and post natal care, and services described in the U.S. Preventive Service Task Force's Guide to Preventive Care. OIG also believes that items of nominal value given to beneficiaries are permissible even if not related to preventive care. However, permissible incentives would not include cash or cash equivalents. We from time to time provide some items at no charge to our patients in connection with their drug therapies, not all of which are included on the list of items specifically stated not to violate the new regulations. We nevertheless believe that those items are allowed by the underlying statute. A determination that we violated the regulations or the statute, however, could result in sanctions that reduce our revenue or profits.

         THE FALSE CLAIMS ACT. We are also subject to federal and state laws prohibiting individuals or entities from knowingly and willfully making claims for payment to Medicare, Medicaid, or other third party payors that contain false or fraudulent information. These laws provide for both criminal and civil penalties. Health care providers who submit claims which they knew or should have known were false, fraudulent, or for items or services that were not provided as claimed, may be excluded from Medicare and Medicaid participation, required to repay previously collected amounts, and subject to substantial civil monetary penalties.

         GOVERNMENT INVESTIGATIONS. The government increasingly examines arrangements between health care providers and potential referral sources to ensure that they are not designed to exchange remuneration for patient care referrals. Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased and are highly publicized. To our knowledge, we are not currently the subject of any investigation. Any future investigation may cause publicity that would cause potential customers to avoid us, reducing potential revenues and profits.

         In addition to investigations and enforcement actions initiated by governmental agencies, we could be the subject of an action brought under the False Claims Act by a private individual on behalf of the government. Actions under the False Claims Act, commonly known as "whistleblower" lawsuits are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant health care providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted.

         CONFIDENTIALITY. Federal and state laws protect confidentiality of medical records and information. We maintain medical records for each patient to whom we dispense drugs. We are thus subject to some of these medical record and patient confidentiality laws. In addition, we expect to become subject to DHHS rules recently proposed to ensure integrity and confidentiality of patient data. These rules, if adopted, would require mandatory security standards for entities which maintain or transmit health information electronically. Compliance with new standards to safeguard electronic medical records could be expensive, harming our results of operations. The HIPAA statute imposes criminal penalties on wrongful disclosure of private medical information. We maintain written procedures and provide regular training to our employees in an effort to comply with all of the medical record and patient confidentiality laws to which we are subject. While we attempt to comply with all confidentiality requirements, a violation of any confidentiality law could subject us to sanctions that could reduce revenues or profits.

         BALANCED BUDGET ACT. Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. A more recent example is the action of a number of state Medicaid agencies to reduce their reimbursement rates in response to the new AWP prices published by First Data Bank. Medicare has announced that it will also adopt new AWP pricing for some drugs effective October 1, 2000, although this pricing does not apply to drugs that we currently sell.

         Laws governing Medicare, Medicaid, CHAMPUS and other governmental programs may change, and various administrative rulings, interpretations and determinations make compliance difficult. Any changes may materially increase or decrease program payments or the cost of providing services. Final determinations of government program reimbursement often require years, because of audits, providers' rights of appeal and numerous technical requirements. We believe we make adequate provision for adjustments. However, future reductions in reimbursement could reduce our revenues and profits.

         REFORM. The U.S. health care industry continues to undergo significant change. We anticipate that Congress and state legislatures will continue to review and assess alternative health care delivery systems and payment methods and that public debate of these issues will likely continue in the future. We cannot predict which, if any, reform proposals will be adopted. Future changes in the nature of the health care system could reduce revenues and profits.

EMPLOYEES

         As of June 30, 2000, we had 480 full-time and 58 part-time employees, which included 51 full-time and 9 part-time pharmacists. Our employees are not represented by a labor union, and we believe we have good relations with our employees.

LIABILITY INSURANCE

         Providing health care services and products entails an inherent risk of liability. In recent years, participants in the health care industry have become subject to an increasing number of lawsuits, many of which involve large claims and significant defense costs. We may from time to time be subject to such suits as a result of the nature of our business. We maintain general liability insurance, including professional and product liability, in an amount deemed adequate by our management. There can be no assurance, however, that claims in excess of, or beyond the scope of, our insurance coverage will not arise. In addition, our insurance policies must be renewed annually. Although we have not experienced difficulty in obtaining insurance coverage in the past, there can be no assurance that we will be able to do so in the future on acceptable terms or at all.

                                  RISK FACTORS

         YOU SHOULD CAREFULLY CONSIDER THE RISKS AND UNCERTAINTIES WE DESCRIBE BELOW BEFORE INVESTING IN ACCREDO. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY RISKS AND UNCERTAINTIES THAT COULD DEVELOP. OTHER RISKS AND UNCERTAINTIES THAT WE HAVE NOT PREDICTED OR EVALUATED COULD ALSO AFFECT OUR COMPANY.

         IF ANY OF THE FOLLOWING RISKS OCCUR, OUR EARNINGS, FINANCIAL CONDITION OR BUSINESS COULD BE MATERIALLY HARMED, AND THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, RESULTING IN THE LOSS OF ALL OR PART OF YOUR INVESTMENT.

WE ARE HIGHLY DEPENDENT ON OUR RELATIONSHIPS WITH A LIMITED NUMBER OF BIOPHARMACEUTICAL SUPPLIERS AND THE LOSS OF ANY OF THESE RELATIONSHIPS COULD SIGNIFICANTLY IMPACT OUR ABILITY TO SUSTAIN OR GROW OUR REVENUES.

         We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

                                    FISCAL YEAR ENDED
                     --------------------------------------------------
                     JUNE 30, 1998    JUNE 30, 1999     JUNE 30, 2000
                     -------------- ------------------ ----------------
    Biogen                23%              31%               37%
    Genzyme               46%              37%               30%
    Genentech              6%               4%                4%


         Our agreements with these suppliers are short-term and cancelable by either party without cause on 60 to 90 days prior notice. These agreements also generally limit our ability to handle competing drugs during and, in some cases, after the term of the agreement, but allow the supplier to distribute through channels other than us. Further, these agreements provide that pricing and other terms of these relationships be periodically adjusted for changed market conditions or required service levels. Any termination or adverse adjustment to any of these relationships could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

OUR ABILITY TO GROW COULD BE LIMITED IF WE DO NOT EXPAND OUR EXISTING BASE OF DRUGS OR IF WE LOSE PATIENTS.

         We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The concentration of our revenue related to these diseases and the associated drugs is shown in the table below as a percentage of revenue for the periods indicated:

                                                            FISCAL YEAR ENDED
                             --------------------------------------------------------------------------------
                                   JUNE 30, 1998              JUNE 30, 1999              JUNE 30, 2000
                             -------------------------- -------------------------- --------------------------
Multiple Sclerosis                      23%                        31%                        37%
Gaucher Disease                         46%                        37%                        30%
Hemophilia and Autoimmune
Disorders                               23%                        21%                        21%
Growth Hormone-Related
Disorders                                7%                         6%                         7%
Crohn's Disease                         N/A                         1%                         1%
Respiratory Syncytial Virus
                                        N/A                         1%                         1%



         Due to the small patient populations that use the drugs we handle, our future growth is highly dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on a significant portion of our business, financial condition and results of operation.

OUR BUSINESS WOULD BE HARMED IF DEMAND FOR OUR PRODUCTS AND SERVICES IS REDUCED.

         Reduced demand for our products and services could be caused by a number of circumstances, including:

         o  patient shifts to treatment regimens other than those we offer;

         o new treatments or methods of delivery of existing drugs that do not require our specialty products and services; o a recall of a drug;

         o  adverse reactions caused by a drug;

         o  the expiration or challenge of a drug patent;

         o competing treatment from a new drug or a new use of an existing drug;

         o the loss of a managed care or other payor relationship covering a number of high revenue patients;

         o  the cure of a disease we service; or

         o  the death of a high-revenue patient.

THERE IS SUBSTANTIAL COMPETITION IN OUR INDUSTRY, AND WE MAY NOT BE ABLE TO COMPETE SUCCESSFULLY.

         The specialty pharmacy industry is highly competitive and is continuing to become more competitive. All of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

         o  other specialty pharmacy distributors;

         o  specialty pharmacy divisions of wholesale drug distributors;

         o  pharmacy benefit management companies;

         o  hospital-based pharmacies;

         o  retail pharmacies;

         o  home infusion therapy companies;

         o  comprehensive hemophilia treatment centers; and

         o  other alternative site health care providers.

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

RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE OUR PRICING AND MARGINS.

         Recent revisions to how the average wholesale price (or AWP) is determined will result in reduced prices and profit margins for some drugs that we handle. Many government payors, including Medicare and Medicaid pay us directly or indirectly at the drug's AWP or at a percentage off AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by a private company, First DataBank, Inc. Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As recently reported in the Wall Street Journal, there are also several whistleblower lawsuits pending against various drug manufacturers. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. Bayer AG, one of the Company's suppliers of clotting factor, announced on September 18, 2000, that it had tentatively agreed to pay $14 million in a settlement with the government regarding these charges. In February 2000, First DataBank published a Market Price Survey of 437 drugs. The First DataBank Survey significantly reduces reimbursement to us for a number of the clotting factor products and IVIG that we sell.

         A number of state Medicaid agencies now pay us for clotting factor at the prices shown on the Market Price Survey or at a percentage discount off those prices. Other states have not changed their pricing structure or have changed back to their pre-Market Price Survey reimbursement rates. The Health Care Financing Administration (or HCFA) has also announced that effective October 1, 2000 Medicare intermediaries should calculate the amount that they pay for certain drugs by using the lower prices on the First DataBank Market Price Survey. The proposal to include clotting factor in the lower Medicare pricing has been withdrawn. Instead, HCFA will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to lower AWP pricing for factor.

         We estimate that reimbursement by Medicare and state Medicaid agencies make up approximately 2% and 7%, respectively, of our gross patient service revenues from drugs we handle that are covered by the Market Price Survey. We have seen an overall reduction in pricing and margins for clotting factor that we sell. However, we cannot predict the eventual results of the government investigations and the changes made by First DataBank. If the reduced average wholesale prices published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR CANCELLED, OUR BUSINESS COULD BE HARMED.

         We have significant relationships with six medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 1998, 1999 and 2000, we received approximately 30%, 23% and 12%, respectively, of our earnings before income taxes and extraordinary item from equity in the net income from joint ventures associated with these relationships. One of our joint ventures with Children's Home Care, Inc. represented approximately 11% of our earnings before income taxes and extraordinary item for the fiscal years ended June 30,1999 and 2000. We acquired an additional 30% interest in this joint venture on April 1, 2000, increasing our ownership in the joint venture to 80%.

         Our agreements with medical centers have terms of between one and five years, and may be cancelled by either party without cause upon notice of between one and twelve months. Adverse changes in our relationships with those medical centers could be caused, for example, by:

         o  changes caused by consolidation within the hospital industry;

         o changes caused by regulatory uncertainties inherent in the structure of the relationships; or

         o  restrictive changes to regulatory requirements.

Any termination or adverse change of these relationships could have a material adverse effect on our business, financial condition and results of operations.

IF ADDITIONAL PROVIDERS OBTAIN ACCESS TO FAVORABLY PRICED DRUGS WE HANDLE, OUR BUSINESS COULD BE HARMED.

         We are not eligible to participate directly in the federal pricing program of the Public Health Service, commonly known as PHS, which allows hospitals and hemophilia treatment centers to obtain discounts on clotting factor. The federal Health Resources and Services Administration recently issued a notice that we expect will broaden the number of facilities purchasing PHS priced clotting factor. Increased competition from hospitals and hemophilia treatment centers may reduce our profit margins.

OUR ACQUISITION AND JOINT VENTURE STRATEGY MAY NOT BE SUCCESSFUL, WHICH COULD CAUSE OUR BUSINESS AND FUTURE GROWTH PROSPECTS TO SUFFER.

         As part of our growth strategy, we recently completed two acquisitions and entered into two joint venture arrangements. We will continue to evaluate other joint venture and acquisition opportunities, but we cannot predict or provide assurance that we will complete any future acquisitions or joint ventures. Acquisitions and joint ventures involve many risks, including:

         o difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms;

         o  difficulty in assimilating the new operations;

         o  increased transaction costs;

         o  diversion of our management's attention from existing operations;

         o dilutive issuances of equity securities that may negatively impact the market price of our stock;

         o  increased debt; and

         o increased amortization expense related to goodwill and other intangible assets that would decrease our earnings.

We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws.

FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

         o lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent revisions in the method of establishing AWP;

         o  below-expected sales or delayed launch of a new drug;

         o  price and term adjustments with our drug suppliers;

         o increases in our operating expenses in anticipation of the launch of a new drug;

         o  product shortages;

         o  inaccuracies in our estimates of the costs of ongoing programs;

         o  the timing and integration of our acquisitions;

         o  changes in governmental regulations;

         o the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;

         o our provision of drugs to treat seasonal illnesses, such as respiratory syncytial virus;

         o  physician prescribing patterns; and

         o  general economic conditions.

OUR BUSINESS WOULD BE HARMED IF THE BIOPHARMACEUTICAL INDUSTRY CEASES RESEARCH, DEVELOPMENT AND PRODUCTION OF THE TYPES OF DRUGS THAT ARE COMPATIBLE WITH THE SERVICES WE PROVIDE.

         Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biopharmaceutical companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or develop new drugs. Our business could also be harmed if the biopharmaceutical industry undergoes any of the following developments:

         o  supply shortages;

         o  adverse drug reactions;

         o  drug recalls;

         o  increased competition among biopharmaceutical companies;

         o an inability of drug companies to finance product development because of capital shortages;

         o a decline in product research, development or marketing; o a reduction in the retail price of drugs from governmental or private market initiatives;

         o  changes in the FDA approval process; or

         o governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

OUR BUSINESS COULD BE HARMED IF THE SUPPLY OF ANY OF THE PRODUCTS THAT WE DISTRIBUTE BECOMES SCARCE.

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

IF SOME OF THE DRUGS THAT WE PROVIDE LOSE THEIR "ORPHAN STATUS," WE COULD FACE MORE COMPETITION.

         Our business could also be adversely affected by the expiration or challenge to the "orphan drug" status that has been granted by the Food and Drug Administration, FDA, to some of the drugs that we handle. When the FDA grants "orphan drug" status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. The "orphan drug" status applicable to drugs that we handle expires as follows:

         o  Cerezyme(R) expires May 2001;

         o  AVONEX(R) expires May 2003; and

         o  REMICADE(TM) expires September 2005.

The loss of orphan drug status could result in competitive drugs entering the market, which could harm our business.

OUR ABILITY TO CONTINUE TO PROVIDE AVONEX(R) COULD BE AFFECTED BY A PENDING CHALLENGE THAT BIOGEN IS INFRINGING ON A PATENT.

         Our ability to continue to service AVONEX(R) could also be affected by a pending challenge by Berlex Laboratories, Inc. that Biogen is infringing on a Berlex patent in the production of AVONEX(R). Berlex is seeking, among other things, a permanent injunction restraining Biogen from manufacturing AVONEX(R). If the permanent injunction is granted or if Biogen is unable to continue to supply AVONEX(R) on terms favorable to us, our business could be harmed. In August 2000 the Federal District Court for the District of Massachusetts granted summary judgment in Biogen's favor ruling that AVONEX(R) does not infringe on a Berlex patent, and in September 2000 the Court entered a final judgement in favor of Biogen dismissing the District Court Case. Berlex is expected to appeal this decision.

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. We estimate that approximately 20%, 18%, and 18% of our gross patient service revenues for the fiscal years ended June 30, 1998, 1999 and 2000, respectively, consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 1998, 1999 and 2000, we derived approximately 80%, 82% and 82%, respectively, of our gross patient service revenue from non-governmental payors (including self-pay), which included 7%, 6% and 5%, respectively, from sales to private physician practices whose ultimate payor is typically Medicare.

         Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were recently selected by Aetna U.S. Healthcare, Inc.(R) as one of three providers of injectible medications. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship, for example, our relationship with Aetna (which is terminable on 90 days notice), could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

WE RELY HEAVILY ON A SINGLE SHIPPING PROVIDER, AND OUR BUSINESS WOULD BE HARMED IF OUR RATES ARE INCREASED OR OUR PROVIDER IS UNAVAILABLE.

         Almost all of our revenues result from the sale of drugs we deliver to our patients and principally all of our products are shipped by a single carrier, FedEx. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

         o  any significant increase in shipping rates;

         o strikes or other service interruptions by our primary carrier, FedEx, or by another carrier that could affect FedEx; or

         o spoilage of high cost drugs during shipment, since our drugs often require special handling, such as refrigeration.

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

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF THE SIGNIFICANT AMOUNT OF GOODWILL ON OUR FINANCIAL STATEMENTS.

         Our formation and our acquisitions of Southern Health Systems, Inc. and Hemophilia Health Services, Inc., and most recently Sunrise Health Management, Inc. and the specialty pharmacy businesses of Home Medical of America, Inc. resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the book value of the tangible and intangible assets owned by those companies at the time they were acquired was less than the purchase price. We have determined that the goodwill recorded as a result of those acquisitions will benefit us for a period of no less than 40 years and, as a result, we amortize this goodwill evenly over a 40-year period. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings.

         If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of June 30, 2000, we had goodwill, net of accumulated amortization, of approximately $69.1 million, or 34% of total assets and 89% of stockholders' equity.

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

WE RELY ON A FEW KEY EMPLOYEES WHOSE ABSENCE OR LOSS COULD ADVERSELY AFFECT OUR BUSINESS.

         We depend on a few key executives, and the loss of their services could cause a material adverse effect to our company. We do not maintain "key person" life insurance policies on any of those executives. As a result, we are not insured against the losses resulting from the death of our key executives. Further, we must be able to attract and retain other qualified, essential employees for our technical operating and professional staff, such as pharmacists. If we are unable to attract and retain these essential employees, our business could be harmed.

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

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND NONCOMPLIANCE BY US OR OUR SUPPLIERS COULD HARM OUR BUSINESS.

         The marketing, sale and purchase of drugs and medical supplies is extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, we could suffer a material adverse effect on our business, financial condition and results of operations. Our business could also be materially and adversely effected if the suppliers or clients we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation, and have not been addressed by substantive court decisions.

         The health care laws and regulations that especially apply to our activities include:

         o The federal "Anti-Kickback Law" prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some "safe harbor" regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.

         o The Department of Health and Human Services recently proposed regulations implementing the Administrative Simplification provision of HIPAA concerning the maintenance and transmission and security of electronic health information, particularly individually identifiable information. The new regulations, when enacted, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

         o The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the "Stark Law," prohibits physician referrals to entities with which the physician or their immediate family members have a "financial relationship." A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

         o State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

         o Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

         o Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients.

         o The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

For a more detailed discussion of these government regulations, see "Business -- Government Regulation."

THE MARKET PRICE OF OUR COMMON STOCK MAY EXPERIENCE SUBSTANTIAL FLUCTUATIONS FOR REASONS OVER WHICH WE HAVE LITTLE CONTROL.

         Our common stock is traded on the Nasdaq National Market. Since our common stock has only been publicly traded for a short time, an active trading market for the stock may not develop or be maintained. Also, the market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

         o future announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market;

         o  changes in government regulations;

         o  overall volatility of the stock market;

         o  changes in earnings estimates by analysts; and

         o  changes in operating results from quarter to quarter.

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

ITEM 2. PROPERTIES

FACILITIES

         Our corporate headquarters are located in Memphis, Tennessee and our primary pharmacy locations are in Memphis and Nashville, Tennessee. In addition, we have satellite pharmacy locations in the following cities:

         o  Birmingham, Alabama;

         o  Atlanta, Georgia;

         o  Dallas/Ft. Worth, Texas;

         o  Temecula, California;

         o  Jacksonville, Florida; and

         o  Charlotte, North Carolina

         MEMPHIS, TENNESSEE. We currently lease approximately 72,000 square feet of space in an office/warehouse business park in Memphis. We also have a land lease for an expanded parking lot next to our offices. Our leases for 41,873 square feet of space expire in August 2003, the leases on the remainder of the space and the land expire in December 2005, but we have an option to extend our lease terms for one additional five-year period.

         NASHVILLE, TENNESSEE. We currently lease approximately 28,000 square feet of space in Nashville. We are currently in negotiation to confirm our renewal of this lease for a term ending October 2004.

         BIRMINGHAM, ALABAMA. We currently lease approximately 2,400 square feet of space near Birmingham. Our lease expires in February 2003.

         ATLANTA, GEORGIA. We currently lease approximately 5,400 square feet of space in the Atlanta area. Our leases expire in December 2000 and September 2001.

         DALLAS/FT. WORTH, TEXAS. Partnerships in which we are a general partner currently lease an aggregate of approximately 2,400 square feet of space in two locations in the Dallas/Fort Worth, Texas area. The leases for this space expire in May 2002 with an option to extend the lease terms for one additional three-year period.

         TEMECULA, CALIFORNIA. We currently lease approximately 3,800 square feet of space in Temecula. Our lease expires in October 2001.

         JACKSONVILLE, FLORIDA. We currently lease approximately 2,400 square feet of space in Jacksonville. Our lease expires in September 2002.

         CHARLOTTE, NORTH CAROLINA. We currently lease approximately 1,500 square feet of space in Charlotte, North Carolina. Our lease expires in May 2003.

ITEM 3.  LEGAL PROCEEDINGS

         We are involved in a small number of lawsuits and claims arising in the normal course of our business. In our opinion, in the aggregate these lawsuits and claims should not have a material adverse effect on our business, financial condition, or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         PRICE RANGE OF COMMON STOCK

         The Company's common stock has been traded on the Nasdaq National Market System under the symbol "ACDO" since April 16, 1999. The following table sets forth the quarterly high and low closing sales prices as reported on the Nasdaq National Market System from April 16, 1999 through June 30, 2000.

              Fiscal Years 1999 and 2000             HIGH          LOW
              --------------------------             ----          ---

         First Quarter ended September 30, 1998          --          --
         Second Quarter ended December 31, 1998          --          --
         Third Quarter ended March 31, 1999              --          --
         Fourth Quarter ended June 30, 1999 (1)      $21.83      $12.71
         First Quarter ended September 30 1999        24.58       18.00
         Second Quarter ended December 31, 1999       22.17       17.75
         Third Quarter ended March 31, 2000           39.38       19.25
         Fourth Quarter ended June 30, 2000           37.75       18.38

---------------
(1)  Represents trading from April 16, 1999 through June 30, 1999.

         HOLDERS

         As of September 18, 2000, the approximate number of registered stockholders was 1,939 including 39 stockholders of record and approximately 1,900 persons or entities holding common stock in nominee name.

         DIVIDEND POLICY

         We have never paid any cash dividends on our capital stock. We currently anticipate that all of our earnings will be retained to finance the growth and development of our business, and therefore, do not anticipate that any cash dividend will be declared or paid on our common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of our Board of Directors and their review of our earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors they deem relevant.

         SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data with respect to (a) Nova Factor (Predecessor) as of May 31, 1996 and for the period July 1, 1995 through May 31, 1996, and (b) Accredo as of June 30, 1996 and for the period from inception (May 24, 1996) through June 30, 1996, and as of and for the fiscal years ended June 30, 1997, 1998, 1999 and 2000 have been derived from our audited financial statements and the audited financial statements of our predecessor. The information set forth below is not necessarily indicative of the results of future operations.

                                           PREDECESSOR(1)                           ACCREDO(1)
                                           -------------- -------------------------------------------------------------
                                                            MAY 24,
                                               JULY 1,       1996
                                                1995      (INCEPTION)
                                               THROUGH      THROUGH                 YEARS ENDED JUNE 30,
                                                MAY 31,     JUNE 30,    ------------------------------------------------
                                                 1996         1996       1997 (3)       1998         1999         2000
                                              ---------    ---------    ---------    ---------    ---------    ---------
                                                                      (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
Revenues:
   Net patient service revenue                $  68,585    $   6,647    $ 106,143    $ 170,002    $ 244,158    $ 335,601
   Other revenue                                  6,346          597        8,049        9,806       12,277       15,432
   Equity in net income (loss) of joint
      ventures                                     (139)          49        1,017        1,150        1,919        2,002
                                              ---------    ---------    ---------    ---------    ---------    ---------
      Total revenues                             74,792        7,293      115,209      180,958      258,354      353,035
Operating expenses:
   Cost of services                              65,867        6,450      101,080      154,046      220,517      300,973
   General and administrative                     2,753          627        5,939       12,489       17,637       23,831
   Bad debts                                      1,860          251        2,977        3,165        4,739        6,117
   Depreciation and amortization                    104          456        4,877        3,861        3,911        3,397
   Corporate overhead allocation(2)               4,206           --           --           --           --           --
                                              ---------    ---------    ---------    ---------    ---------    ---------
      Total operating expenses                   74,790        7,784      114,873      173,561      246,804      334,318
                                              ---------    ---------    ---------    ---------    ---------    ---------
Operating income (loss)                               2         (491)         336        7,397       11,550       18,717
Interest expense, net                               266          106          984        3,552        3,165        2,136
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before minority interest in
   income of consolidated joint venture,
   income taxes and extraordinary item             (264)        (597)        (648)       3,845        8,385       16,581
Minority interest in income of consolidated
   joint venture                                     --           --           --           --           --         (177)
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before income taxes and
   extraordinary item                              (264)        (597)        (648)       3,845        8,385       16,404
Income tax expense (benefit)                        (72)         (28)       1,502        2,420        4,003        6,508
                                              ---------    ---------    ---------    ---------    ---------    ---------
Income (loss) before extraordinary item       $    (192)        (569)      (2,150)       1,425        4,382        9,896
                                              =========
Extraordinary item for early
   extinguishment of debt, net of income
   tax benefit                                                    --           --           --       (1,254)          --
                                                           ---------    ---------    ---------    ---------    ---------
Net income (loss)                                               (569)      (2,150)       1,425        3,128        9,896
Mandatorily redeemable cumulative
   preferred stock dividends                                    (170)      (2,043)      (2,043)      (1,617)          --
                                                           ---------    ---------    ---------    ---------    ---------
Net income (loss) to common stockholders                   $    (739)   $  (4,193)   $    (618)   $   1,511    $   9,896
                                                           =========    =========    =========    =========    =========

Diluted earnings per common share:

Income (loss) before extraordinary item                    $   (0.08)   $   (0.28)   $    0.17    $    0.42    $    0.67
Extraordinary item                                                --           --           --        (0.12)          --
Preferred stock dividends                                      (0.02)       (0.26)       (0.24)       (0.16)          --
                                                           ---------    ---------    ---------    ---------    ---------
Net income (loss) to common stockholders(4)                $   (0.10)   $   (0.54)   $   (0.07)   $    0.14    $    0.67
                                                           =========    =========    =========    =========    =========
Cash Dividends declared on common stock                    $      --    $      --    $      --    $      --    $      --
                                                           =========    =========    =========    =========    =========

                                                                                       JUNE 30,
                                                  MAY 31,   ---------------------------------------------------------------
                                                  1996          1996       1997          1998         1999         2000
                                                  ----          ----       ----          ----         ----         ----

BALANCE SHEET DATA:
Cash and cash equivalents                     $   1,995    $   3,576    $   3,676    $   5,087    $   5,542    $  10,204
Working capital                                   1,148        1,384       16,894       23,377       28,906       35,639
Total assets                                     27,538       72,036      113,309      114,049      146,746      205,229
Long-term debt                                       --           --       35,195       36,418       20,500       37,000
Mandatorily redeemable cumulative                    --       25,706       27,749       29,792           --           --
   preferred stock
Stockholders' equity                              3,327       14,583       12,790       12,801       64,127       77,544


-----------------------

(1) We were incorporated on May 24, 1996. On May 31, 1996, we acquired all of the outstanding common stock of Southern Health Systems, Inc., a holding company, and its wholly-owned subsidiary, Nova Factor, Inc., our Predecessor. Since we were newly formed at May 24, 1996, and because our Predecessor had been in existence for several years, we are considered the successor to the Predecessor's operations. The balance sheet data of the Predecessor represents the historical cost basis of the Predecessor's assets and liabilities prior to its acquisition by us. Our acquisition of the Predecessor resulted in a new basis of accounting such that the Predecessor's assets and liabilities were recorded at their fair value in our consolidated balance sheet upon consummation of the acquisition. Additionally, we acquired Hemophilia Health Services, Inc. on June 1, 1997. Accordingly, the selected Financial Data are not strictly comparable for the periods presented. See Notes 1 and 3 of Notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(2) The Predecessor has been allocated expenses for some services provided by its parent, Southern Health Systems, Inc., including cash management, tax reporting, risk management and executive management services. Charges for these services were based upon a general allocation methodology determined by Southern Health Systems, Inc. (used to allocate all corporate overhead expenses to Southern Health Systems, Inc. subsidiaries), and were not necessarily allocated based on specific identification of expenses. We believe the allocation methodology is reasonable, and results in amounts that approximate the amounts that would have been incurred on a stand-alone basis.

(3) On June 1, 1997, we acquired all of the stock of Hemophilia Health Services, Inc.

(4) Historical diluted loss per share for the periods ended June 30, 1996, 1997 and 1998 have been calculated using the same denominator as used for basic loss per share because the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH "SELECTED FINANCIAL DATA" AND OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS ANNUAL REPORT ON FORM 10-K. THE DISCUSSION IN THIS FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS REGARDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. THE CAUTIONARY STATEMENTS MADE IN THIS FORM 10-K SHOULD BE READ AS BEING APPLICABLE TO ALL FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE THOSE DISCUSSED IN ITEM 1 UNDER THE HEADING "RISK FACTORS," AS WELL AS THOSE DISCUSSED ELSEWHERE HEREIN.

OVERVIEW

We provide specialized contract pharmacy services for the treatment of patients with costly, chronic diseases. We derive revenues primarily from the sale of drugs to patients.

The following table presents the percentage of our total revenue generated from sales and services provided with respect to the diseases that we service for the years ended June 30:

                                            1998        1999       2000
                                           -----------------------------

Multiple Sclerosis                          23%         31%         37%
Gaucher Disease                             46%         37%         30%
Hemophilia and Autoimmune Disorders         23%         21%         21%
Growth Hormone-Related Disorders             7%          6%          7%
Respiratory Syncytial Virus                 --           1%          1%
Crohn's Disease                             --           1%          1%
Rheumatoid Arthritis                        --          --          --

Sales and services with respect to Multiple Sclerosis, Gaucher Disease, growth hormone-related disorders, Crohn's Disease and rheumatoid arthritis are dependent upon our preferred relationships with Biogen, Genzyme, Genentech and Centocor. Our agreements with these manufacturers describe the services to be provided by us, including contract pharmacy, information, clinical, reimbursement and customized delivery services. These agreements generally:

         o limit our ability to supply competing drugs during (and in some cases up to five years after) the term of the agreement;

         o allow the manufacturer to distribute directly or through other parties; and

         o are short-term and may be cancelled by either party, without cause, upon between 60 and 90 days prior notice.

These agreements vary in level of exclusivity and scope of services provided. We typically purchase products at prices below the manufacturers' average wholesale sales prices, and our resulting contribution margins vary for each product line. Pricing is customized to reflect specific services to be provided by us and is subject to periodic adjustments to reflect changing market conditions.

We purchase drugs for hemophilia and autoimmune disorders from all available sources on a volume discount basis. We were one of the national providers selected by MedImmune, Inc. to distribute drugs for respiratory syncytial virus for the 1999-2000 season and are in discussions with MedImmune, Inc. to be a national provider for the 2000-2001 season.

We recognize revenue at the time we ship drugs or when we have performed the contractual service. While we may experience revenue changes from price fluctuations on our existing product lines, our revenue growth will depend principally on the introduction of new drugs and, to a lesser extent, on volume growth in existing drug lines.

We have six joint venture agreements with various medical centers (or their affiliates) in which we own 50% of each venture and one joint venture agreement with a medical center affiliate in which we increased our ownership from 50% to 80% effective April 1, 2000. Many of our patient populations have diseases that are discovered before or during adolescence and require ongoing care from physician specialists, many of whom are based at pediatric, academic and other acute care medical centers. To date, these ventures have primarily derived revenues from the treatment of patients with hemophilia, growth hormone-related disorders and respiratory syncytial virus. We share profits and losses with our joint venture partners in equal proportion to our respective equity ownership. We account for our interests in the net income or loss in our 50% owned joint ventures under the equity method of accounting, and in our 80% owned joint venture under the consolidated method of accounting. Our equity interest in the net income of these joint ventures represented approximately 23% and 12% of our income before income taxes for the years ended June 30, 1999 and 2000, respectively. In addition to joint venture relationships, we have a management agreement with one medical center for the provision of specialized contract pharmacy services. We receive a management fee for these services, which we classify as other revenue.

Costs of services include drug acquisition costs, pharmacy and warehouse personnel costs, freight and other direct costs associated with the delivery of our products and costs of clinical services provided. General and administrative expenses include the personnel costs of the reimbursement, sales, marketing, administrative and support staffs as well as corporate overhead and other general expenses. Bad debts include our provision for patient accounts receivable which prove to be uncollectible after routine collection efforts have been exhausted. We typically hire personnel and incur legal, recruiting, marketing and other expenses in anticipation of the commercial launch of a new biopharmaceutical drug. In some instances, a portion of these expenses are reimbursed to us by the biopharmaceutical manufacturer. We have not historically capitalized any of these start-up expenses.

Due to the increasing sensitivity to drug cost within governmental and non-governmental payors, we are continuously susceptible to reimbursement and operating margin pressures. In recent years, pharmacy benefit managers and other non-governmental payors have aggressively attempted to discount their reimbursement rates for our products. Although this aggressive discounting has resulted in some reduced margins for our services, our agreements with biopharmaceutical manufacturers typically have provisions that address these discounts through adjustments in product acquisition cost. These provisions have allowed us to remain price competitive while maintaining relatively stable operating margins.

Many government payors, including Medicare and Medicaid, pay us directly or indirectly for some of the drugs that we sell at the drug's average wholesale price ("AWP") or a percentage discount off AWP. Recent government investigations into the reporting of AWP by drug manufacturers have lead First DataBank, Inc. to publish a Market Price Survey of 437 drugs that significantly reduces reimbursement for a number of the clotting factor products and IVIG we sell.

A number of state Medicaid agencies now pay us for clotting factor at the prices shown on the Market Price Survey or at a percentage discount off those prices. Other states have not changed their pricing structure or have changed back to their pre-Market Price Survey reimbursement rates. The Health Care Financing Administration ("HCFA") has also announced that effective October 1, 2000, Medicare intermediaries should calculate the amount that they pay for certain drugs by using the lower prices on the First DataBank Market Price Survey. The proposal to include clotting factor in the lower Medicare pricing has been withdrawn. Instead, HCFA will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to lower AWP pricing for factor.

We estimate that reimbursements by Medicare and state Medicaid agencies make up approximately 2% and 7%, respectively, of our gross patient service revenues from drugs we handle that are covered by the Market Price Survey. We have seen an overall reduction in pricing and margins for clotting factor that we sell. However, we cannot predict the eventual results of the government investigations and the changes made by First DataBank. If the reduced average wholesale prices published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have a material adverse effect on our business, financial condition and results of operations, including reducing the pricing and margins on certain of our products.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

                                                                       Years Ended June 30,
                                                           --------------------------------------
                                                            1998            1999             2000
                                                           -----           -----            -----
Revenues:
     Net patient service revenue                            94.0%           94.5%            95.0%
     Other revenue                                           5.4             4.8              4.4
     Equity in net income of joint ventures                  0.6             0.7              0.6
                                                           -----           -----            -----
          Total revenues                                   100.0           100.0            100.0

Operating expenses:
     Cost of services                                       85.1            85.4             85.2
     General and administrative                              6.9             6.8              6.8
     Bad debts                                               1.8             1.8              1.7
     Depreciation and amortization                           2.1             1.5              1.0
                                                           -----           -----            -----
          Total operating expenses                          95.9            95.5             94.7
                                                           -----           -----            -----
Operating income                                             4.1             4.5              5.3
Interest expense, net                                        2.0             1.3               .6
                                                           -----           -----            -----
Income before minority interest, income taxes and
  extraordinary item                                         2.1             3.2              4.7
Minority interest                                             --              --               .1
                                                           -----           -----            -----
Income before income taxes and extraordinary item            2.1             3.2              4.6
Income tax expense                                           1.3             1.5              1.8
                                                           -----           -----            -----
Income before extraordinary item                             0.8             1.7              2.8
Extraordinary charge, net of income tax benefit               --            (0.5)              --
                                                           -----           -----            -----
Net income                                                    .8%            1.2%             2.8%
                                                           =====           =====            =====

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

REVENUES. Total revenues increased 37% from $258.4 million to $353.0 million from fiscal year 1999 to fiscal year 2000. Approximately $50.3 million, or 53%, of this increase was attributable to our increased sales of AVONEX(R). Our Cerezyme(R) and Ceredase(R) drug sales increased approximately $11.8 million, or 12% of the revenue increase. Approximately $18.6 million, or 20% of this increase, was attributable to increased hemophilia factor and IVIG revenue. Approximately $10.6 million, or 11%, of the increase was attributable to the increased sales of growth hormone products. Synagis(R) drug sales increased approximately $2.6 million, or 3% of the increase, as a result of increased patients. The remaining $0.7 million, or 1%, of our revenue increase was primarily attributable to increased sales of other ancillary drugs that we dispense as part of the patient's primary therapy or under contractual obligations within some managed care contracts. Total revenues included approximately $16.1 million of revenues from companies that we acquired during the year ended June 30, 2000.

COST OF SERVICES. Cost of services increased 37% from $220.5 million to $301.0 million from fiscal year 1999 to fiscal year 2000. This increase is commensurate with the increase in our revenues. As a percentage of revenues, cost of services decreased from 85.4% to 85.2% from fiscal year 1999 to fiscal year 2000. The decrease is primarily the result of changes in the revenue mix by therapy type and more specifically increased sales of IVIG drugs which have a lower acquisition cost as a percentage of revenues than the other drugs we distribute.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased from $17.6 million to $23.8 million, or 35%, from fiscal year 1999 to fiscal year 2000. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth, new product line launches and the acquisitions we made during the year ended June 30, 2000. General and administrative expenses represented 6.8% of our revenues for both fiscal years 1999 and 2000.

BAD DEBTS. Bad debts increased from $4.7 million to $6.1 million, or 30%, from fiscal year 1999 to fiscal year 2000. As a percentage of revenues, bad debt expense decreased from 1.8% to 1.7% from fiscal year 1999 to fiscal year 2000.

DEPRECIATION AND AMORTIZATION. Depreciation expense increased from $614,000 to $1,094,000 from fiscal year 1999 to fiscal year 2000 as a result of purchases of property and equipment associated with our revenue growth and the expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets decreased from $3,297,000 to $2,303,000 from fiscal year 1999 to fiscal year 2000 due to some contract intangibles and a non-compete covenant that were fully amortized by the end of fiscal year 1999. Amortization expense attributable to the acquisitions made during fiscal year 2000 amounted to approximately $550,000.

INTEREST EXPENSE, NET. Interest expense, net, decreased from $3,165,000 to $2,136,000 from fiscal year 1999 to fiscal year 2000. This decrease was due to lower interest and margin rates payable under our existing revolving line of credit, lower fixed interest rate payments associated with our interest rate swap agreement, and the payoff of the senior subordinated notes, with an effective interest rate of 16%, in fiscal year 1999. We had interest income of approximately $181,000 and $323,000 in fiscal years 1999 and 2000, respectively.

INCOME TAX EXPENSE. Our effective tax rate decreased from 47.7% to 39.7% from fiscal year 1999 to fiscal year 2000 as a result of the increase in income before taxes while nondeductible amortization expense decreased. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to approximately $2,300,000 and $816,000 of nondeductible amortization expense in fiscal years 1999 and 2000, respectively, and state income taxes.

FISCAL YEAR ENDED JUNE 30, 1999 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1998.

REVENUES. Total revenues increased from $181.0 million to $258.4 million, or 43%, from fiscal year 1998 to fiscal year 1999. Approximately, $39.5 million, or 51%, of this increase was attributable to the increased sales volume of AVONEX(R). Approximately $14.2 million, or 18%, of this increase was attributable to the increased hemophilia revenue associated with increased patient volume and wholesale sales. Cerezyme(R) and Ceredase(R) drug sales increased approximately $12.6 million, or 16% of the revenue increase, as a result of increased patient volume. Approximately $2.4 million, or 3%, of the increase was attributable to the sale of the new drug Remicade(TM) for the treatment of Crohn's Disease and approximately $2.3 million, or 3%, of the increase was attributable to the sale of Synagis, a drug used in the treatment of respiratory synctial virus (RSV) in pediatric patients. The remaining $6.4 million, or approximately 9% of the revenue increase was primarily attributable to increased sales of growth hormone, service fees associated with the sales of Ceredase(R), Cerezyme(R), and AVONEX(R), increased sales of other ancillary drugs the Company dispenses as part of patient's primary therapy or under contractual obligations within certain managed care contracts and an increase of approximately $769,000 from the Company's equity in net income of joint ventures.

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

INTEREST EXPENSE, NET. Interest expense, net, decreased from $3.6 million to $3.2 million from fiscal year 1998 to fiscal year 1999 due to lower current interest rates and margin rates payable under the Company's existing revolving line of credit agreement with its lenders, lower fixed interest rate payments associated with its renegotiated interest rate swap agreement, and a reduced level of debt resulting from the early payoff of a significant portion of the Company's debt with a portion of the proceeds from the initial public offering completed in April 1999. The Company generated interest income of approximately $181,000 in fiscal year 1999 and $169,000 in fiscal year 1998 as a result of cash management programs which utilized the Company's increased short-term excess cash balances.

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

EXTRAORDINARY ITEM. We incurred an extraordinary charge of approximately $1.3 million, net of tax, in connection with the re-payment of the senior subordinated notes with the offering proceeds of our initial public offering in April 1999.

LIQUIDITY AND CAPITAL RESOURCES

On September 15, 2000, we completed an offering of 2,760,000 shares of our common stock. We received net proceeds from the offering of approximately $88.3 million. The proceeds of the stock offering have been used to repay the outstanding principal balance of our revolving line of credit and will also be used for working capital and other general corporate purposes, including possible acquisitions.

As of June 30, 2000 and June 30, 1999, we had working capital of $35.6 million and $28.9 million, respectively. Our net cash provided by operating activities was approximately $17.9 million for the year ended June 30, 2000 and $4.1 million for the year ended June 30, 1999. These increases are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used by investing activities was $30.6 million for the year ended June 30, 2000 and $4.3 million for the year ended June 30, 1999. Cash used by investing activities in the year ended June 30, 2000 consisted primarily of $24.5 million for acquisitions, $4.4 million for purchases of property and equipment and $1.7 million of undistributed earnings from our joint ventures. Cash used by investing activities in fiscal 1999 consisted primarily of $1.3 million for the acquisition of a 50% interest in two California partnerships, $1.5 million for purchases of property and equipment and $1.5 million of undistributed earnings from our joint ventures.

Net cash provided by financing activities was $17.4 million for the year ended June 30, 2000 and $0.6 million for the year ended June 30, 1999. Cash provided by financing activities for the year ended June 30, 2000 consisted primarily of $16.0 million of net borrowings on our revolving line of credit to finance our acquisitions and $1.9 million from the proceeds of stock option exercises less $.5 million of payments for costs of the initial public offering. In April 1999, we completed our initial public offering of 5,175,000 shares of common stock. The aggregate net proceeds from that offering of approximately $51.3 million were used to pay costs of the offering, redeem all outstanding shares of Series A preferred stock plus accrued dividends ($31.4 million), prepay in full all principal and accrued interest on our senior subordinated notes ($11.2 million) and reduce the outstanding balance of our revolving line of credit ($7.0 million). During fiscal year 1999, we also received approximately $0.2 million from the private sale of our common stock.

Historically, we have funded our operations and continued internal growth through cash provided by operations. Capital expenditures amounted to $4.4 million in fiscal year 2000 and $1.5 million in fiscal year 1999. We anticipate that our capital expenditures for the fiscal year ending June 30, 2001 will consist primarily of additional computer hardware and a fully integrated pharmacy and reimbursement software system to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2001 to be approximately $5.5 million, exclusive of any acquisitions of businesses, and expect to fund these expenditures through cash provided by operating activities, proceeds from the planned stock offering and/or borrowings under the revolving credit agreement with our bank. In addition, in connection with three of our acquisitions that were completed in 1999 and 2000, we may be obligated to make up to $2.5 million in earn-out payments during the next twelve months.

We have a $60.0 million revolving credit facility under the terms of our existing credit agreement. The credit agreement contains a $20.0 million sub-limit for working capital loans and letters of credit and is subject to a borrowing base limit that is based on our cash provided by operations. All outstanding principal and interest on loans made under the credit agreement are due and payable on December 1, 2001. Interest on loans under the credit agreement accrues at a variable rate index based on the prime rate or the London Inter Bank Offered Rate for one, two, three or six months (as selected by us), plus a margin depending on the amount of our debt to cash flow ratio as defined by the credit agreement and measured at the end of each quarter for prospective periods. During the year ended June 30, 2000, we paid margin rates of 0.75% to 1.50%.

Our obligations under the credit agreement are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest.

The credit agreement contains operating and financial covenants, including requirements to maintain a minimum debt to equity ratio and minimum leverage and debt service coverage ratios. In addition, the credit agreement includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, use of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on liens, limitations on capital expenditures, limitations on mergers, acquisitions and sales of assets, limitations on investments, prohibitions on payment of dividends and stock repurchases, and limitations on debt payments (including payment of subordinated indebtedness) and other distributions. The credit agreement also contains customary events of default, including events relating to changes in control of our company.

We are also a guarantor of a bank loan made to Children's Hemophilia Services, a California general partnership in which we own an 80% interest. The original line of credit amounted to $1.5 million. The payment schedule requires that all outstanding principal amounts in excess of $1.0 million be paid on January 1, 2000, all outstanding principal amounts in excess of $0.5 million be paid on July 1, 2000 and all remaining principal shall be paid in full on November 24, 2000. As of June 30, 2000, the partnership had $0.2 million outstanding under the line of credit.

We use interest rate swap agreements to manage our interest rate exposure under the credit agreement. We have effectively converted, for the period through October 31, 2001, $25.0 million of floating-rate borrowings to fixed-rate borrowings. We secured a 5.5% fixed interest rate (exclusive of the margin rate) under our current interest rate swap agreement. On August 21, 2000, in conjunction with the repayment of the outstanding principal balance of our revolving line of credit, we surrendered our swap agreement and received $350,000 in consideration for the early termination of the agreement.

While we anticipate that our cash from operations, along with the short term use of the revolving credit facility and the net proceeds received from the recent stock offering, will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months, we expect that additional funds may be required in the future to successfully continue our growth beyond that 12- month period or in the event that we grow more than expected within such period. We may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to us or, if obtained, will be sufficient for our needs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998, Statement of Financial Accounting Standards (SFAS) No.133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued, and is required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No.137 was issued, deferring the effective date of SFAS No.133 for one year. We expect to adopt Statement No.133 in fiscal year 2001. We do not anticipate that the adoption of Statement No.133 will have a significant effect on our results of operations or our financial position.

IMPACT OF INFLATION

Changes in prices charged by the biopharmaceutical manufacturers for the drugs we dispense, along with increasing labor costs, freight and supply costs and other overhead expenses, affect our cost of services and general and administrative expenses. Historically, we have been able to pass all, or a portion, of the effect of such increases to the biopharmaceutical manufacturers pursuant to negotiated adjustments made under our preferred distribution agreements. As a result, changes due to inflation have not had significant adverse effects on our operations.

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

FORWARD LOOKING INFORMATION

Certain of the matters discussed in the preceding pages of this Form 10-K, particularly regarding implementation of our strategy, development of new drugs by the pharmaceutical and biotechnology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities, expenditures, interest, costs and income, and the effects of year 2000 issues constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (See Item 1 - "Risk Factors").

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We use derivative financial instruments to manage our exposure to rising interest rates on our variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. Since we have fixed our interest rate through October 31, 2001 on $25.0 million of our revolving credit facility through such a financial instrument, we would not benefit from any decrease in interest rates on this portion of our credit facility. Accordingly, a 100 basis point decrease in interest rates along the entire yield curve would not increase pre-tax income by $250,000 for the year as would be expected without this financial instrument. However, a 100 basis point increase in interest rates along the entire yield curve would also not decrease pre-tax income by $250,000 for the same period as a result of using this derivative financial instrument. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

On August 21, 2000, in conjunction with the repayment of the outstanding principal balance of our revolving line of credit, we terminated our swap agreement. As a result of this action, we currently do not have any market risk associated with our revolving line of credit or a derivative financial instrument such as a swap agreement.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements and financial statement schedule in Part IV, Item 14(a) (1) and (2) of this Report are incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder Action - Election of Directors," "Section 16(a) Beneficial
Ownership Reporting Compliance," "Management" and "Compensation Committee Interlocks and Insider Participation" included in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item will appear in the section entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 2000 Annual Meeting of Stockholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Documents filed as part of this Report:

                                                                          Page

         (1)      Financial Statements:

                  Report of Independent Auditors                           F-1

                  Consolidated Balance Sheets at June 30, 1999
                  and 2000                                                 F-2

                  Consolidated Statements of Operations for the years
                  ended June 30, 1998, 1999, and 2000                      F-4

                  Consolidated Statements of Stockholders' Equity and Mandatorily Redeemable Preferred Stock
                  for the years ended June 30, 1998, 1999, and 2000        F-5

                  Consolidated Statements of Cash Flows for the years
                  ended June 30, 1998, 1999, and 2000                      F-6

                  Notes to Consolidated Financial Statements               F-7

         (2)      Financial Statement Schedules:

                  Schedule II - Valuation and Qualifying Accounts          S-1

                  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.

         (3) The Index of Exhibits required by Item 601 of Regulation S-K included herewith, is incorporated herein by reference.

(b) We did not file any reports on Form 8-K during the fiscal quarter ended June 30, 2000.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Accredo Health, Incorporated

We have audited the accompanying consolidated balance sheets of Accredo Health, Incorporated (the "Company") as of June 30, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and mandatorily redeemable cumulative preferred stock, and cash flows for each of the three years in the period ended June 30, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accredo Health, Incorporated at June 30, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                           /s/ Ernst & Young LLP

Memphis, Tennessee
August 7, 2000,
except for Note 17, as to which the date is September 15, 2000

                          ACCREDO HEALTH, INCORPORATED

                           CONSOLIDATED BALANCE SHEETS
                       (000's omitted, except share data)

                                                           JUNE 30
                                                  -------------------------
                                                     1999            2000
                                                  ---------       ---------

ASSETS
Current assets:
   Cash and cash equivalents                      $   5,542       $  10,204
   Receivables:
     Patient accounts                                60,116          76,812
     Allowance for doubtful accounts                 (5,300)         (8,395)
                                                  ---------       ---------
                                                     54,816          68,417
     Due from affiliates                              2,105           1,634
     Other                                            5,856           7,420
                                                  ---------       ---------
                                                     62,777          77,471
   Inventories                                       19,927          32,342
   Prepaid expenses and other current assets            359             770
   Deferred income taxes                              1,554           3,133
                                                  ---------       ---------
Total current assets                                 90,159         123,920

Property and equipment, net                           3,025           6,992
Other assets:
   Joint venture investments                          3,415           2,056
   Goodwill and other intangible assets, net         50,147          72,261
                                                  ---------       ---------
Total assets                                      $ 146,746       $ 205,229
                                                  =========       =========



                                                                                       JUNE 30
                                                                                ----------------------
                                                                                  1999          2000
                                                                                --------      --------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                             $ 56,029      $ 79,677
   Accrued expenses                                                                4,831         7,115
   Income taxes payable                                                              393         1,289
   Line of credit                                                                     --           200
                                                                                --------      --------
Total current liabilities                                                         61,253        88,281

Long-term notes payable                                                           20,500        37,000
Deferred income taxes                                                                866         1,355
Minority interest in consolidated joint venture                                       --         1,049

Stockholders' equity:
   Undesignated preferred stock, 5,000,000 shares authorized, no shares
     issued                                                                           --            --
   Non-voting common stock, $.01 par value; 2,500,000 shares authorized;
     1,650,000 shares in 1999 and no shares in 2000 issued and outstanding            16            --
   Common stock, $.01 par value; 30,000,000 shares authorized; 11,965,631
     shares in 1999 and 14,106,968 shares in 2000 issued and outstanding             120           141
   Additional paid-in capital                                                     63,322        66,838
   Retained earnings                                                                 669        10,565
                                                                                --------      --------
Total stockholders' equity                                                        64,127        77,544
                                                                                --------      --------
Total liabilities and stockholders' equity                                      $146,746      $205,229
                                                                                ========      ========


SEE ACCOMPANYING NOTES.

                          ACCREDO HEALTH, INCORPORATED

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000's omitted, except share data)


                                                                            YEARS ENDED JUNE 30
                                                                   -----------------------------------------
                                                                      1998            1999            2000
                                                                   ---------       ---------       ---------
Revenues:
   Net patient service revenue                                     $ 170,002       $ 244,158       $ 335,601
   Other revenue                                                       9,806          12,277          15,432
   Equity in net income of joint ventures                              1,150           1,919           2,002
                                                                   ---------       ---------       ---------
Total revenues                                                       180,958         258,354         353,035

Operating expenses:
   Cost of services                                                  154,046         220,517         300,973
   General and administrative                                         12,489          17,637          23,831
   Bad debts                                                           3,165           4,739           6,117
   Depreciation                                                          430             614           1,094
   Amortization                                                        3,431           3,297           2,303
                                                                   ---------       ---------       ---------
Total operating expenses                                             173,561         246,804         334,318
                                                                   ---------       ---------       ---------
Operating income                                                       7,397          11,550          18,717

Other expense (income):
   Interest expense                                                    3,721           3,346           2,459
   Interest income                                                      (169)           (181)           (323)
                                                                   ---------       ---------       ---------
                                                                       3,552           3,165           2,136
                                                                   ---------       ---------       ---------
Income before minority interest in income of consolidated
   joint venture, income taxes and extraordinary item                  3,845           8,385          16,581
Minority interest in income of consolidated joint venture                 --              --            (177)
                                                                   ---------       ---------       ---------
Income before income taxes and extraordinary item                      3,845           8,385          16,404
Income tax expense                                                     2,420           4,003           6,508
                                                                   ---------       ---------       ---------
Income before extraordinary item                                       1,425           4,382           9,896
Extraordinary charge for early extinguishment of debt, net of
   income tax benefit                                                     --          (1,254)             --
                                                                   ---------       ---------       ---------
Net income                                                             1,425           3,128           9,896

Mandatorily redeemable cumulative preferred stock dividends           (2,043)         (1,617)             --
                                                                   ---------       ---------       ---------
Net income (loss) to common stockholders                           $    (618)      $   1,511       $   9,896
                                                                   =========       =========       =========

Basic earnings per common share:

Income before extraordinary item                                   $    0.17       $    0.46       $    0.71
Extraordinary charge                                                      --           (0.13)             --
Preferred stock dividends                                              (0.24)          (0.17)             --
                                                                   ---------       ---------       ---------
Net income (loss) to common stockholders                           $   (0.07)      $    0.16       $    0.71
                                                                   =========       =========       =========

Diluted earnings per common share:

Income before extraordinary item                                   $    0.17       $    0.42       $    0.67
Extraordinary charge                                                      --           (0.12)             --
Preferred stock dividends                                              (0.24)          (0.16)             --
                                                                   ---------       ---------       ---------
Net income (loss) to common stockholders                           $   (0.07)      $    0.14       $    0.67
                                                                   =========       =========       =========


SEE ACCOMPANYING NOTES.

                          ACCREDO HEALTH, INCORPORATED

               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
                MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK
                       (000's omitted, except share data)

                                                                                                                      MANDATORILY
                                                                                                                      REDEEMABLE
                                       COMMON              COMMON                  ADDITIONAL RETAINED      TOTAL     CUMULATIVE
                                       STOCK     COMMON    STOCK     SUBSCRIPTION   PAID-IN   EARNINGS  STOCKHOLDERS'  PREFERRED
                                       SHARES     STOCK  SUBSCRIBED   RECEIVABLE    CAPITAL   (DEFICIT)     EQUITY       STOCK
                                     ----------------------------------------------------------------------------------------------

Balance at June 30, 1997              8,260,880    $ 83    $ 500     $(500)    $ 15,426     $ (2,719)    $ 12,790     $ 27,749

Issuance of common stock                125,001       1     (500)      500          499           --          500           --
Common stock subscribed
  (51,000 shares)                            --      --      204        --           --           --          204           --
Subscription receivable                      --      --       --      (204)          --           --         (204)          --
Accrued dividends on mandatorily
  redeemable cumulative preferred
  stock                                      --      --       --        --       (2,043)          --       (2,043)       2,043
Compensation resulting from stock
  transactions, net of income tax
  benefit                                    --      --       --        --          129           --          129           --
Net income                                   --      --       --        --           --        1,425        1,425           --
                                      ---------    ----    -----     -----     --------     --------     --------     --------
Balance at June 30, 1998              8,385,881      84      204      (204)      14,011       (1,294)      12,801       29,792

Issuance of common stock              5,229,750      52     (204)      204       51,496           --       51,548           --
Costs related to public offering             --      --       --        --       (1,849)          --       (1,849)          --
Accrued dividends on mandatorily
  redeemable cumulative preferred
  stock                                      --      --       --        --         (452)      (1,165)      (1,617)       1,617
Redemption of mandatorily
  redeemable cumulative preferred
  stock                                      --      --       --        --           --           --           --      (31,409)
Compensation resulting from stock
  transactions, net of income tax
  benefit                                    --      --       --        --          116           --          116           --
Net income                                   --      --       --        --           --        3,128        3,128           --
                                      ---------    ----    -----     -----     --------     --------     --------     --------
Balance at June 30, 1999             13,615,631     136       --        --       63,322          669       64,127           --

Issuance of common stock:
   Exercise of stock options            420,481       4       --        --        1,095           --        1,099           --
   Employee stock purchase plan          70,856       1       --        --          769           --          770           --
Tax benefit of disqualifying
  dispositions of stock options              --      --       --        --        1,536           --        1,536           --
Compensation resulting from stock
  transactions, net of income tax
  benefit                                    --      --       --        --          116           --          116           --
Net income                                   --      --       --        --           --        9,896        9,896           --
                                      ---------    ----    -----     -----     --------     --------     --------     --------
Balance at June 30, 2000             14,106,968    $141    $  --     $  --     $ 66,838     $ 10,565     $ 77,544     $     --
                                      =========    ====    =====     =====     ========     ========     ========     ========

SEE ACCOMPANYING NOTES.

                          ACCREDO HEALTH, INCORPORATED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000's omitted)

                                                                                  YEARS ENDED JUNE 30
                                                                            ----------------------------------
                                                                               1998        1999        2000
                                                                            --------     --------     --------
OPERATING ACTIVITIES
Net income                                                                  $  1,425     $  3,128     $  9,896
Adjustments to reconcile net income to net cash provided by
   operating activities:
    Depreciation and amortization                                              3,861        3,911        3,397
    Original issue discount amortization                                         177          198           --
    Interest added to long term obligations                                    1,046           --           --
    Extraordinary charge for early retirement of debt                             --        2,000           --
    Provision for losses on accounts receivable                                3,165        4,739        6,117
    Deferred income taxes                                                      1,466         (969)      (1,158)
    Compensation resulting from stock transactions                               138          184          185
      Tax benefit of disqualifying disposition of stock options                   --           --        1,536
      Minority interest in income of consolidated joint venture                   --           --          177
Changes in operating assets and liabilities, net of effect from business acquisitions:
    Patient receivables and other                                            (10,522)     (25,857)     (13,419)
    Due from affiliates                                                           93       (1,784)        (990)
    Inventories                                                                3,885       (7,796)     (11,950)
    Prepaid expenses and other current assets                                    144          (49)        (406)
    Recoverable income taxes                                                    (151)         151           --
    Accounts payable and accrued expenses                                     (1,047)      25,891       23,618
    Income taxes payable                                                      (1,802)         393          896
                                                                            --------     --------     --------
Net cash provided by operating activities                                      1,878        4,140       17,899

INVESTING ACTIVITIES
Purchases of property and equipment                                             (992)      (1,511)      (4,452)
Business acquisitions and joint venture investments                               --       (1,298)     (24,480)
Change in joint venture investments, net                                          25       (1,489)      (1,707)
                                                                            --------     --------     --------
Net cash used in investing activities                                           (967)      (4,298)     (30,639)

FINANCING ACTIVITIES
Proceeds from (payment of) notes payable and line of credit                       --      (18,116)      16,000
Redemption of preferred stock                                                     --      (31,409)          --
Capitalized loan fees                                                             --          (27)          --
Issuance of common stock                                                         500       51,547        1,869
Payment of costs related to public offering                                       --       (1,382)        (467)
                                                                            --------     --------     --------
Net cash provided by financing activities                                        500          613       17,402
                                                                            --------     --------     --------
Increase in cash and cash equivalents                                          1,411          455        4,662
Cash and cash equivalents at beginning of year                                 3,676        5,087        5,542
                                                                            --------     --------     --------
Cash and cash equivalents at end of year                                    $  5,087     $  5,542     $ 10,204
                                                                            ========     ========     ========
SUPPLEMENTARY CASH FLOW DISCLOSURES
Income taxes paid                                                           $  1,532     $  3,731     $  5,235
                                                                            ========     ========     ========
Cash paid for interest                                                      $  1,826     $  3,836     $  2,529
                                                                            ========     ========     ========

SEE ACCOMPANYING NOTES.

                          Accredo Health, Incorporated

                   Notes to Consolidated Financial Statements
                                  June 30, 2000


1. DESCRIPTION OF BUSINESS

The consolidated financial statements and related notes to the consolidated financial statements include the accounts of Accredo Health, Incorporated (the Company), its wholly-owned subsidiaries and its 80% owned joint venture. Significant intercompany accounts have been eliminated in consolidation.

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

The Company has designed its specialty services to focus primarily on biotechnology drugs that: (i) are used on a recurring basis to treat chronic, and potentially life threatening diseases; (ii) are expensive; (iii) are administered through injection; and (iv) require temperature control or other specialized handling as part of their distribution process. Currently, the Company provides specialized contract pharmacy and related services that address the needs of patients with the following diseases: Multiple Sclerosis, Gaucher Disease, hemophilia, growth hormone related disorders, Crohn's Disease, rheumatoid arthritis, and respiratory syncytial virus.

2. SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

                          Accredo Health, Incorporated

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF RISKS

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

                                                   1999           2000
                                              --------------- --------------
          Medicare                                   4%              2%
          Medicaid                                  19%             25%

Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company's operations. The Company grants credit without collateral to its patients.

The Company derives a substantial portion of its revenue from the sale of drugs provided by a limited number of biopharmaceutical suppliers. The table below shows the concentration of the Company's revenue derived from the sale of drugs provided by these suppliers for the years ended June 30:

                                         1998          1999          2000
                                   ------------- ------------- --------------

          Biogen                           23%           31%           37%
          Genzyme                          46%           37%           30%
          Genentech                         6%            4%            4%

Federal deposit insurance is limited to $100,000 per depositor. Management has weighed the risks involved in entrusting a single depository bank with assets in excess of the insurance limit and has considered the bank's financial stability and FDIC risk rating. Management believes that there is low risk associated with this practice. Included in cash and cash equivalents at June 30, 1999 and 2000, are cash balances at several institutions, which exceed the federal deposit insured limit of $5,241,000 and $9,670,000, respectively.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of accounts receivable, accounts payable and notes payable approximates fair value of these financial instruments at June 30, 1999 and 2000.

                          Accredo Health, Incorporated

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. Provisions for depreciation are computed primarily by the straight-line method based on the estimated useful lives of the related assets of 2 to 7 years.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Other intangible assets consist primarily of non-compete agreements, acquired patient populations and value associated with agreements with drug manufacturers and medical centers in connection with business acquisitions. These assets are being amortized using the straight-line method over their estimated useful lives of 40 years for goodwill, 3 to 10 years for the non-compete agreements, 3 months to 3 years for the value associated with agreements with drug manufacturers and medical centers, 4 to 8 years for acquired patient population, and 5 to 10 years for other intangible assets. Goodwill and other intangible assets consist of the following at June 30 (in thousands):

                                                     1999          2000
                                                 ------------- --------------
      Goodwill                                      $51,785       $74,096
      Other intangible assets                        10,176        12,282
                                                 ------------- --------------
                                                     61,961        86,378
      Accumulated amortization                      (11,814)      (14,117)
                                                 ------------- --------------
                                                    $50,147       $72,261
                                                 ============= ==============

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

STOCK-BASED COMPENSATION

The Company recognizes stock-based compensation using the intrinsic value method as permitted by Financial Accounting Standards Board Statement (FASB) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION (Statement 123). Accordingly, no compensation expense is recorded for employee stock-based awards issued at market value at the date such awards are granted. However, the Company incurred $436,000 and $420,000 in compensation cost in 1998 and 1999, respectively, for stock transactions at less than fair market value. There was no compensation cost for stock-based awards in 2000. The Company makes pro forma disclosures of net income as if the market-value method was followed.

                          Accredo Health, Incorporated

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Net patient service revenues are reported at the net amounts billed to patients, third-party payors and others in the period the services are rendered. The Company has agreements with certain third-party payors that provide for payments to the Company at amounts discounted from its established rates (see Note 9).

Approximately 20%, 18% and 18% of gross patient service revenue for the years ended June 30, 1998, 1999 and 2000, respectively, is from participation in the Medicare and state-sponsored Medicaid programs.

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

EARNINGS PER SHARE

The Company presents earnings per share in accordance with FASB Statement No. 128, EARNINGS PER SHARE. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive.

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

                          Accredo Health, Incorporated

2. SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RISK MANAGEMENT

During 1999, the Company adopted a self-insured medical and dental plan for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses. The Company has entered into a reinsurance agreement with an independent insurance company to limit its losses on claims. Under the terms of this agreement, the insurance company will reimburse the Company for individual claims generally in excess of $25,000 and when total claims exceed an aggregate amount based on the number of covered lives. These reimbursements are included in general and administrative expense in the accompanying consolidated statements of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the FASB issued Statement No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which, as amended, is required to be adopted in years beginning after June 15, 2000. Management of the Company does not anticipate that the adoption of the new Statement will have a significant effect on results of operations or the financial position of the Company.

3. BUSINESS ACQUISITIONS

On October 20, 1999, the Company acquired the majority of the operating assets of the specialty pharmacy businesses operated by certain affiliates of Home Medical of America, Inc. ("HMA"), a company engaged in the sale and distribution of blood clotting factors and growth hormone products. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $7,765,000. The Company also accrued an additional $482,000 for a related earn out payment based upon the achievement of certain revenue goals in the six-month period ended April 30, 2000, resulting in a total purchase price of $8,247,000. The total value of tangible assets acquired was $234,000 and no indebtedness was assumed. The excess of the total purchase price, including acquisition costs of $91,000, over the fair value of the tangible assets acquired was allocated as follows: $7,663,000 to goodwill, $300,000 to acquired patient population and $50,000 to other intangible assets. The Company also paid $500,000 as consideration for an agreement from HMA and certain of its other affiliates not to compete for a period of five years.

                          Accredo Health, Incorporated

3. BUSINESS ACQUISITIONS (CONTINUED)

The Company acquired all of the outstanding stock of Sunrise Health Management, Inc. ("Sunrise") from its shareholders effective December 1, 1999. Sunrise is headquartered in Norcross, Georgia and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring intravenous immunoglobulin ("IVIG"), clotting factor and growth hormone. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $13,724,000. The Company also accrued an additional $1,000,000 for a related earn out payment based upon the achievement of certain financial results for the six-month period ended May 31, 2000, resulting in a total purchase price of $14,724,000. Total assets acquired and liabilities assumed were $1,903,000 and $882,000, respectively. The excess of the total purchase price, including acquisition costs of $45,000, over the fair value of the net assets acquired of $1,021,000 was allocated as follows:
$12,987,000 to goodwill, $646,000 to acquired patient population and $70,000 to other intangible assets. The Company also paid $500,000 as consideration for an agreement with the selling shareholders and a prior officer of Sunrise not to compete with the Company in certain product lines for a period of ten years.

Effective April 1, 2000, the Company acquired an additional 30% interest in one of its joint ventures, Childrens Hemophilia Services, increasing its ownership in the joint venture to 80%. Childrens Hemophilia Services is located in Los Angeles, California and is a provider of blood clotting factors and ancillary supplies to hemophilia patients. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $2,086,000. Total assets acquired and liabilities assumed were $1,788,000 and $479,000, respectively. The excess of the purchase price over the fair value of the net assets acquired of $1,309,000, which amounted to $777,000, was allocated to goodwill.

Any additional earn out payments made under these purchase agreements will be treated as additional purchase cost and amortized over the remaining useful life of 40 years.

The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

The pro forma results of operations for the years ended June 30, 1999 and 2000, as if the acquisitions had occurred on July 1, 1998, are as follows (in thousands, except per share data):

                                                      1999           2000
                                                  -------------- -------------

      Total revenues                                $270,237       $362,142
      Income before extraordinary item                 5,187         10,731
      Net income                                       3,933         10,731
      Net income per common share:
           Basic                                    $    .41       $    .78
           Diluted                                  $    .38       $    .73

                          Accredo Health, Incorporated

4. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30 (in thousands):

                                                1999                2000
                                             -------             -------
         Equipment                           $ 1,936             $ 4,638
         Furniture and fixtures                2,362               4,709
                                             -------             -------
                                               4,298               9,347
         Accumulated depreciation             (1,273)             (2,355)
                                             -------             -------
                                             $ 3,025             $ 6,992
                                             =======             =======

5. NOTES PAYABLE

At June 30, 2000, the Company has a revolving line of credit agreement for up to $60 million with banks, which expires December 1, 2001. The Company's borrowing base, as defined in the agreement, was approximately $54,112,000 and $60,000,000 at June 30, 1999 and 2000, respectively. Amounts outstanding under the line of credit bear interest at varying rates based upon a LIBOR or prime rate of interest at the periodic election of the Company, plus a variable margin rate based on the Company's debt to cash flow ratio as defined by the banks. The combination of a variable rate margin and LIBOR base rate resulted in effective rates of 6.44% at June 30, 1999 and 8.15% at June 30, 2000. The line of credit is secured by substantially all assets of the Company. The bank's security interest in a portion of the Company's inventory is subordinate to the liens on that inventory under the terms of a security agreement between the Company and one of its vendors. The same vendor has a security interest in certain accounts receivable of the Company which is subordinate to the rights of the banks. At June 30, 1999 and 2000, the balance outstanding under this line of credit was $20,500,000 and $37,000,000, respectively.

The credit agreement contains financial covenants which require the Company to maintain certain levels of net worth, tangible net worth, working capital, debt to net worth and liquidity ratios. The credit agreement also restricts certain changes in management and ownership of the Company.

The Company entered into an interest rate swap agreement with a bank in October 1997 in order to fix a portion of its interest rate exposure on this line of credit. The terms of the agreement were revised and extended on January 21, 1999, and require the Company to pay a fixed interest rate of 5.5% on a $25 million notional amount and receive the 30-day LIBOR rate in exchange. The interest rate swap agreement terminates October 31, 2001.

The Company's 80% owned joint venture has a revolving line of credit agreement with a bank. Amounts outstanding under the line of credit bear interest at the prime rate, less six-tenths of one percent (.60%), per annum. The line of credit expires November 24, 2000. At June 30, 2000, the balance outstanding under this line of credit was $200,000. The Company has guaranteed the line of credit.

                          Accredo Health, Incorporated

5. NOTES PAYABLE (CONTINUED)

During June 1997, the Company issued $10 million in senior subordinated notes (the Notes) to certain stockholders of the Company in connection with an acquisition. The Notes, which were due June 1, 2004, had a stated interest rate of 10% and an effective rate of 16%. The Notes were unsecured. Concurrently with the issuance of the Notes, the Company issued 400,000 shares of its common stock to the Note holders. The excess of the fair market value of the 400,000 shares of common stock issued over the purchase price of $4,000 was recorded as an original issue discount. In accordance with the terms of the Notes, the Company added $1,046,000 of accrued interest due during 1998 to the unpaid principal balance of the Notes.

The note purchase agreement specified that if at any time while the Notes were outstanding, the Company consummated a public offering, or merged or consolidated, the Company was required to use the net proceeds of such offering to repay the principal amount of the Notes, plus accrued interest.

In connection with its initial public offering of common stock in April 1999, the Company repaid in full all principal and accrued interest on the Notes. As a result of this repayment, the Company incurred an extraordinary charge related to the early extinguishment of debt. This extraordinary charge of $1,254,000, net of a $746,000 income tax benefit for the year ended June 30, 1999 was due to unamortized original issue discount remaining on the Notes on the repayment date.

6. MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK

In connection with its formation, the Company issued, at a $100 redemption amount, 255,361 shares of Series A mandatorily redeemable preferred stock on May 31, 1996, for a total of $25,536,100. The nonvoting mandatorily redeemable cumulative preferred stock was entitled to an $8 per share annual dividend.

In connection with its initial public offering of common stock in April 1999, the Company redeemed all the outstanding shares of nonvoting mandatorily redeemable cumulative preferred stock (Series A) and all accrued and unpaid dividends thereon.

7. INCOME TAXES

The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

                          Accredo Health, Incorporated

7. INCOME TAXES (CONTINUED)

Income tax expense (benefit) consists of the following for the years ended June 30 (in thousands):

                            1998          1999          2000
                         -------       -------       -------
         Current:
            Federal      $   850       $ 4,306       $ 6,634
            State            104           666         1,032
                         -------       -------       -------
                             954         4,972         7,666
         Deferred:
            Federal        1,239          (839)       (1,004)
            State            227          (130)         (154)
                         -------       -------       -------
                           1,466          (969)       (1,158)
                         -------       -------       -------
                         $ 2,420       $ 4,003       $ 6,508
                         =======       =======       =======

The provision for income taxes differed from the amount computed by applying the statutory federal income tax rates for the years ended June 30 due to the following (in thousands):

                                                         1998        1999        2000
                                                       ------      ------      ------
         Income tax expense at statutory rate          $1,307      $2,851      $5,619
         State income tax expense, net of federal
            income tax benefit                            219         354         577
         Goodwill amortization                            836         790         279
         Other                                             58           8          33
                                                       ------      ------      ------
         Income tax expense                            $2,420      $4,003      $6,508
                                                       ======      ======      ======

                          Accredo Health, Incorporated

7. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30 are as follows (in thousands):

                                                 1999          2000
                                              -------       -------

         Deferred tax assets:
            Accounts receivable reserves      $ 1,186       $ 2,605
             Accrued expenses                     295           378
            Joint venture investments              11            47
            Other                                  62           103
                                              -------       -------
                                                1,554         3,133
         Deferred tax liabilities:
            Property and equipment               (235)         (303)
            Intangible assets                    (587)       (1,015)
            Joint venture investments             (44)          (37)
                                              -------       -------
                                                 (866)       (1,355)
                                              -------       -------
         Net deferred tax assets              $   688       $ 1,778
                                              =======       =======

Management has evaluated the need for a valuation allowance for the deferred tax assets and believes it is more likely than not that the assets will ultimately be realized through future taxable income from operations.

8. COMMITMENTS

The Company leases office space and equipment under various operating leases. Rent expense for all operating leases was approximately $758,000, $985,000 and $1,227,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial terms of one year or more consist of the following at June 30, 2000 (in thousands):

             2001                                   $1,285
             2002                                    1,175
             2003                                    1,120
             2004                                      694
             2005                                      323
             Thereafter                                 91
                                                -------------
                                                    $4,688
                                                =============

                          Accredo Health, Incorporated

8. COMMITMENTS (CONTINUED)

In connection with three of the acquisitions made during fiscal years 1999 and 2000, the Company may be obligated to make up to $2.5 million in earn-out payments during the next twelve months.

9. CONTINGENCY

Recent revisions to how the average wholesale price (or AWP) is determined will result in reduced prices and profit margins for some drugs that the Company handles. Many government payors, including Medicare and Medicaid pay the Company directly or indirectly at the drug's AWP or at a percentage off AWP. The Company has also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by a private company, First DataBank, Inc. Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that the Company sells, is an appropriate or accurate measure of the market price of the drugs. As recently reported in the WALL STREET JOURNAL, there are also several whistleblower lawsuits pending against various drug manufacturers. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. Bayer AG, one of the Company's suppliers of clotting factor, announced on May 9, 2000, that it is engaged in settlement discussions with the government regarding these charges. In February 2000, First DataBank published a Market Price Survey of 437 drugs. The First DataBank Survey significantly reduces reimbursement to the Company for a number of the clotting factor products and IVIG the Company sells.

A number of state Medicaid agencies now pay the Company for clotting factor at the prices shown on the Market Price Survey or at a percentage discount off those prices. Other states have not changed their pricing structure or have changed back to their pre-Market Price Survey reimbursement rates. The Health Care Financing Administration (or HCFA) has also announced that effective October 1, 2000, Medicare intermediaries should calculate the amount that they pay for clotting factor and 49 other drugs by using the lower prices on the First DataBank Market Price Survey. It is expected that all of the Medicare intermediaries will adopt the lower pricing.

The Company estimates that reimbursements by Medicare and state Medicaid agencies make up approximately 2% and 7%, respectively, of the Company's gross patient service revenues from drugs the Company handles that are covered by the Market Price Survey. The Company has seen an overall reduction in pricing and margins for clotting factor that the Company sells. However, management of the Company cannot predict the eventual results of the government investigations and the changes made by First DataBank. If the reduced average wholesale prices published by First DataBank for the drugs that the Company sells are ultimately adopted as the standard by which the Company is paid by government payors or private payors, this could have a material adverse effect on the Company's business, financial condition and results of operations, including reducing the pricing and margins on certain of the Company's products.

                          Accredo Health, Incorporated

10. INVESTMENT IN JOINT VENTURES

Texas Health Pharmaceutical Resources, Teddy Bear Home Care/Drug Therapies, Children's Memorial Home Hemophilia Services, Childrens Home Services, Childrens Biotech Pharmacy Services and Specialized Pharmaceutical Services are partnerships in which the Company has a 50% ownership interest. Campus Home Health Care-Home Hemophilia is a limited liability company in which the Company had a 25% ownership interest (this entity was dissolved during the fiscal year ended June 30, 1999). The Company uses the equity method of accounting for these joint ventures. Amounts due from these joint ventures to the Company are classified as due from affiliates in the accompanying consolidated balance sheets. The portion of the Company's retained earnings at June 30, 1999 and 2000, attributable to undistributed earnings of these joint ventures is $1,053,000 and $1,385,000, respectively.

On November 10, 1998, the Company acquired a 50% general partnership interest in Childrens Hemophilia Services, a partnership established to engage in the sale and distribution of blood clotting factors and ancillary supplies to hemophilia patients, for an initial purchase price of $917,000. In addition to the purchase price paid on the acquisition date, the Company will pay up to an additional $833,000 in two installments if targeted earnings specified in the purchase agreement are achieved for the twelve-month periods ending twenty-four months and thirty-six months from the acquisition date. Effective April 1, 2000, the Company acquired an additional 30% interest in Childrens Hemophilia Services, increasing its ownership in the joint venture to 80% (see Note 3).

On November 10, 1998, the Company acquired a 50% general partnership interest in Childrens Home Services, a partnership established to engage in the sale and distribution of human growth hormone and ancillary supplies to patients with growth hormone-related disorders, for a purchase price of $381,000.

The difference in the purchase price and the Company's interest in the fair value of net tangible assets of these partnerships of $1,298,000 is being amortized over its estimated useful life of 40 years. Any additional payments made under the purchase agreement will be treated as additional purchase cost and amortized over the remaining useful life at the date of payment.

On October 1, 1999, the Company entered into a joint venture agreement with Children's National Medical Center in Washington, DC, to market, sell, provide and distribute Synagis(R) and growth hormone and related services and supplies. The term of the joint venture is for a period of five years unless terminated at an earlier date pursuant to the terms of the agreement. Both companies contributed $40,000 in capital to the joint venture and will share equally in the assets, liabilities, profits and losses. In conjunction with the formation of this joint venture, the Company also entered into a management, service and sales agreement with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a management fee and the reimbursement of certain expenses.

                          Accredo Health, Incorporated

10. INVESTMENT IN JOINT VENTURES (CONTINUED)

On January 1, 2000, the Company entered into a joint venture agreement with Specialized Pharmaceutical Services, Inc. ("SPS") to market, sell, provide and distribute intravenous immunoglobulin ("IVIG") products and related services and supplies in thirteen northeastern and eastern states. The term of the joint venture is for a period of six years unless terminated at an earlier date pursuant to the terms of the agreement. The Company has contributed $200,000 to this joint venture and has committed to make an additional $300,000 capital contribution. The companies will share equally in the assets, liabilities, profits and losses of the joint venture. In conjunction with the formation of the joint venture, the Company entered into management, service and sales agreements with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a management fee and the reimbursement of certain expenses. The Company will also sell IVIG products to the joint venture.

The Company received fees for management services from the joint ventures of $413,000, $589,000 and $819,000 for the years ended June 30, 1998, 1999 and
2000, respectively, which are recorded as other revenues in the accompanying consolidated statements of operations.

Summary financial information for affiliated joint ventures (20 percent to 50 percent owned) accounted for by the equity method is as follows as of and for the years ended June 30 (in thousands):

                                                         1998         1999         2000
                                                      -------      -------      -------
         Current assets                               $ 2,322      $ 8,519      $ 6,229
         Property and equipment and other assets           78           81           84
         Current liabilities                            1,133        3,101        3,130
         Total revenues                                10,215       17,512       20,637
         Net income                                     2,315        3,866        4,057

11. DEFINED CONTRIBUTION RETIREMENT PLAN

The Company sponsors a qualified, defined contribution retirement plan under
Section 401(k) of the Internal Revenue Code in which substantially all employees qualify for participation. The Company matches employee contributions, as defined in the plan. The Company made annual matching contributions of approximately $66,000, $98,000 and $152,000 for the years ended June 30, 1998, 1999 and 2000, respectively.

                          Accredo Health, Incorporated

12.  STOCKHOLDERS' EQUITY

COMMON STOCK

In April 1999, the Company completed its initial public offering of 5,175,000 shares of common stock at an offering price of $10.67 per share. In connection with the offering, the Company's majority shareholder exchanged 1,650,000 shares of the Company's $.01 par value common stock for 1,650,000 shares of the Company's $.01 par value non-voting common stock. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable cumulative preferred stock plus accrued dividends, repay the Company's senior subordinated notes and reduce the balance of the outstanding revolving line of credit. During fiscal year 2000, the shareholder converted the 1,650,000 shares of the Company's $.01 par value non-voting common stock to 1,650,000 shares of the Company's $.01 par value common stock.

On February 21, 2000, the Company effected a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 11, 2000, whereby shareholders received one additional share of common stock for every two shares held. All share and per share data in the consolidated financial statements and the notes hereto have been retroactively adjusted for the split.

PREFERRED STOCK

In April 1999, the Company's Board of Directors and Stockholders authorized the establishment of a new class of undesignated preferred stock.

13. EMPLOYEE STOCK PURCHASE PLAN

In April 1999, the Company's Board of Directors adopted and the stockholders approved the Accredo Health, Incorporated 1999 Employee Stock Purchase Plan (the
ESPP). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of an offering period (usually consisting of a six-month period beginning January 1 or July 1) or the last day of an offering period, whichever is lower. The shares are purchased at the end of each period with funds withheld from employees' pay during the period. A total of 202,500 shares of the Company's common stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced on the effective date of the Company's initial public offering in April 1999. There were 70,856 shares of common stock issued during the year ended June 30, 2000, pursuant to this employee stock purchase plan.

                          Accredo Health, Incorporated

14. STOCK OPTION PLAN

The Company's Amended and Restated Stock Option and Restricted Stock Purchase Plan authorizes the grant of options to selected employees, officers and directors for up to 1,447,500 shares of the Company's common stock. All options granted have ten-year terms and vest and become fully exercisable over a period of up to six years of continued employment. Certain options granted with up to six-year vesting terms also have provisions for accelerated vesting over the first four years if certain Company income targets are achieved during that period. Otherwise, these options become fully exercisable at the end of up to six years of continued employment.

The Company's 1999 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 750,000 shares of the Company's common stock. As of June 30, 2000, options for 177,861 shares of stock have been granted under this plan under terms similar to those discussed above.

Pro forma information regarding net income is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the years ended June 30:

                                                 1998                  1999                  2000
                                          -------------------- --------------------- ---------------------
Risk-free interest rates                     5.48% to 6.22%       5.05% to 5.40%        5.81% to 6.59%
Dividend yield                                     0%                    0%                   0%
Volatility factor                                 .60                   .50                   .72
Weighted-average expected life                 4.45 years           4.47 years            3.19 years

The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                          Accredo Health, Incorporated

14. STOCK OPTION PLAN (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended June 30 is as follows (in thousands, except share data):

                                            1998           1999           2000
                                          ---------      ---------      ---------
Net income "as reported"                  $   1,425      $   3,128      $   9,896
Pro forma net income                      $   1,119      $   2,729      $   8,784
Pro forma basic earnings per share        $    0.13      $    0.29      $    0.63
Pro forma diluted earnings per share      $    0.13      $    0.26      $    0.60


These pro forma disclosures are not necessarily representative of the effects of stock options on reported pro forma net income for future years.

A summary of the Company's stock option activity and related information for the periods ended June 30 follows:

                                       1998                      1999                      2000
                             ------------------------- ------------------------   -------------------------
                                           WEIGHTED-                WEIGHTED-                  WEIGHTED-
                                           AVERAGE                   AVERAGE                    AVERAGE
                                           EXERCISE                  EXERCISE                   EXERCISE
                               OPTIONS      PRICE        OPTIONS       PRICE        OPTIONS      PRICE
                             ------------------------- ------------------------   -------------------------
Outstanding at beginning
  of period                    1,006,288     $ 2.00     1,284,644     $ 2.43     1,401,109     $ 2.85
Granted                          279,642       4.00       130,715       6.84       222,866      19.38
Exercised                             --         --        (3,750)      2.00      (420,481)      2.62
Forfeited                         (1,286)      2.00       (10,500)      2.67       (16,207)      8.88
                               ---------     ------     ---------     ------     ---------     ------
Outstanding at end of
  period                       1,284,644     $ 2.43     1,401,109     $ 2.85     1,187,287     $ 5.95
                               =========     ======     =========     ======     =========     ======
Exercisable at end of year       370,502     $ 2.11       608,628     $ 2.29       728,330     $ 4.70
                               =========     ======     =========     ======     =========     ======
Weighted-average fair
  value of options granted
  during the year             $     1.75               $     3.32               $    10.02
                               =========                =========                =========

The range of exercise prices for the Company's stock options outstanding at June 30, 2000, is $2.00 to $19.58. The weighted-average remaining contractual life of those outstanding options is 7.1 years at June 30, 2000.

                          Accredo Health, Incorporated

15. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings
(loss) per share for the years ended June 30 (in thousands, except share data):




                                                               1998              1999            2000
                                                         --------------    --------------     -----------
Numerator for basic and diluted income (loss) per
   share to common stockholders:
Income before extraordinary item                         $        1,425    $        4,382     $     9,896
Extraordinary item                                                   --            (1,254)             --
Preferred stock dividends                                        (2,043)           (1,617)             --
                                                         --------------    --------------     -----------
Net income (loss) to common stockholders                 $         (618)   $        1,511     $     9,896
                                                         ==============    ==============     ===========
Denominator:
   Denominator for basic income (loss) per share to
     common stockholders-weighted-average shares              8,349,422         9,501,806      13,843,187
   Effect of dilutive stock options                             711,738           930,139         940,032
                                                         --------------    --------------     -----------
   Denominator for diluted income (loss) per share to
     common stockholders-adjusted weighted-average
     shares                                                   9,061,160        10,431,945      14,783,219
                                                         ==============    ==============     ===========
Basic earnings per common share:
   Income before extraordinary item                      $         0.17    $         0.46     $      0.71
   Extraordinary item                                                --             (0.13)             --
   Preferred stock dividends                                      (0.24)            (0.17)             --
                                                         --------------    --------------     -----------
   Net income (loss) to common stockholders              $        (0.07)   $         0.16     $      0.71
                                                         ==============    ==============     ===========
Diluted earnings per common share:
   Income before extraordinary item                      $         0.17    $         0.42     $      0.67
   Extraordinary item                                                --             (0.12)             --
   Preferred stock dividends                                      (0.24)            (0.16)             --
                                                         --------------    --------------     -----------
   Net income (loss) to common stockholders (1)          $        (0.07)   $         0.14     $      0.67
                                                         ==============    ==============     ===========

-----------------

(1) HISTORICAL DILUTED LOSS PER SHARE AMOUNTS FOR 1998 HAVE BEEN CALCULATED USING THE SAME DENOMINATOR AS USED IN THE BASIC LOSS PER SHARE CALCULATION SINCE THE INCLUSION OF DILUTIVE SECURITIES IN THE DENOMINATOR OF THE CALCULATION WOULD HAVE AN ANTI-DILUTIVE EFFECT.

                          Accredo Health, Incorporated

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Quarterly financial information for the years ended June 30, 1999 and 2000, is summarized below (in thousands, except share data):

                                                                               2000
                                                        ---------------------------------------------------
                                                           FIRST        SECOND       THIRD       FOURTH
                                                          QUARTER      QUARTER      QUARTER     QUARTER
                                                        ---------------------------------------------------
Total revenues                                           $  76,871    $  86,356    $  91,392   $  98,417
Operating income                                             3,625        4,316        5,186       5,590
Income before income taxes                                   3,273        3,884        4,472       4,775
Net income                                                   1,968        2,349        2,732       2,847

Basic earnings per common share:
  Net income                                                  0.14         0.17         0.20        0.20

Diluted earnings per common share:
  Net income                                                  0.13         0.16         0.18        0.19

                                                                               1999
                                                        ---------------------------------------------------
                                                           FIRST        SECOND       THIRD       FOURTH
                                                          QUARTER      QUARTER      QUARTER     QUARTER
                                                        ---------------------------------------------------

Total revenues                                           $  57,348    $  62,678    $  66,881   $  71,447
Operating income                                             2,709        2,747        2,922       3,170
Income before income taxes and extraordinary item            1,844        1,882        2,000       2,659
Net income before extraordinary item                           915          948        1,020       1,499
Net income                                                     915          948        1,020         245
Net income to common stockholders                              405          437          509         160

Basic earnings per common share:
  Income before extraordinary item                            0.11         0.11         0.12        0.12
  Net income                                                  0.11         0.11         0.12        0.02
  Net income to common stockholders                           0.05         0.05         0.06        0.01

Diluted earnings per common share:
  Income before extraordinary item                            0.10         0.10         0.11        0.11
  Net income                                                  0.10         0.10         0.11        0.02
  Net income to common stockholders                           0.05         0.05         0.06        0.01



17. SUBSEQUENT EVENT

On September 15, 2000, the Company completed its offering of 2,760,000 shares of its Common Stock. The Company received net proceeds from the offering of approximately $88.3 million.

                          ACCREDO HEALTH, INCORPORATED

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

             COL. A                       COL. B                            COL. C                    COL. D          COL. E
 ----------------------------    -------------------------    ------------------------------------  ------------- ----------------
                                                                           ADDITIONS
                                                              ------------------------------------
                                                               CHARGED TO COSTS     CHARGED TO
                                 BALANCE AT BEGINNING OF         AND EXPENSES          OTHER                      BALANCE AT END
           DESCRIPTION                    PERIOD                                     ACCOUNTS       DEDUCTIONS       OF PERIOD
 ----------------------------    -------------------------    ------------------- ----------------  ------------- ----------------
 Year ended June 30, 1998:
   Allowance for doubtful
   accounts                        $    3,802                   $    3,165           $       --     $   3,537 (2)   $    3,430

 Year ended June 30, 1999:
   Allowance for doubtful
   accounts                             3,430                        4,739                   --         2,869 (2)        5,300

 Year ended June 30, 2000:
   Allowance for doubtful
   accounts                             5,300                        6,117                   76 (1)     3,098 (2)        8,395

-----------------------
(1)      Allowance as a result of acquisitions
(2)      Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, State of Tennessee, on the 28th day of September, 2000.

                                        Accredo Health, Incorporated

                                        By: /s/ David D. Stevens
                                            ----------------------------------
                                           David D. Stevens
                                           Chairman of the Board and
                                           Chief Executive Officer

         KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David D. Stevens, John R. Grow and Joel
R. Kimbrough and either of them (with full power in each to act alone) as true and lawful attorneys-in-fact with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

/s/ David D. Stevens                                Chairman of the Board,                September 28, 2000
------------------------------------------            Chief Executive
David D. Stevens                                    Officer and Director
                                               (Principal Executive Officer)

/s/ Joel R. Kimbrough                             Senior Vice President,                  September 28, 2000
------------------------------------------       Chief Financial Officer
Joel R. Kimbrough                                 Treasurer (Principal
                                                 Financial and Accounting
                                                         Officer)

/s/ John R. Grow                                  President and Director                  September 28, 2000
------------------------------------------
John R. Grow

/s/ Kyle J. Callahan                                   Director                           September 28, 2000
------------------------------------------
Kyle J. Callahan

/s/ Kenneth R. Masterson                               Director                           September 28, 2000
------------------------------------------
Kenneth R. Masterson

/s/ Kevin L. Roberg                                    Director                           September 28, 2000
------------------------------------------
Kevin L. Roberg

/s/ Patrick J. Welsh                                   Director                           September 28, 2000
------------------------------------------
Patrick J. Welsh

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
---------                        -----------------------

  2.1 Stock Purchase Agreement, dated as of December 1, 1999, among Margo Grbinich-Hunt, Mark B. Epstein, Hemophilia Health Services, Inc. and Sunrise Health Management, Inc. (incorporated by reference to
            Exhibit 2.1 to our Current Report on Form 8-K dated December 3, 1999 and filed December 16, 1999).

  3.1 Amended and Restated Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File Number 333-62679)).

  3.2 Amended and Restated Bylaws of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File Number 333-62679)).

  4.1       Form of Common Stock Certificate (incorporated by reference to
            Exhibit 4.1 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.1 Accredo Health 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.2 Accredo Health 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.3 Nova Holdings, Inc. and its Subsidiaries Stock Option and Restricted Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.4 Registration Rights Agreement dated May 31, 1996 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.5 Amendment Number One to the Registration Rights Agreement dated October 27, 1997 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.6 Amendment Number Two to the Registration Rights Agreement dated July 24, 1998 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.7 Stock Purchase Agreement dated as of June 5, 1997 among Dianne R. Martz, A.B. Charlton, III, the Company and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.8 Non-Disclosure and Non-Compete Agreement dated as of June 5, 1997 by and among Horizon Health Systems, Inc., the Company and Dianne R. Martz (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.9 Grant Agreement dated as of June 5, 1997 by and between Kyle Callahan and the Company (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.10 Subscription and Restriction Agreement dated as of June 5, 1997 by and between the Company and Kyle Callahan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File Number 333-62679)).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
---------                        -----------------------


  10.11 Consulting and Transition Agreement dated as of June 5, 1997 by and between Dianne Martz and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.12 Lease Agreement dated September 1, 1994 between Dianne Martz and Horizon Health Systems, Inc. (incorporated by reference to Exhibit
            10.23 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.13 Addendum to Lease Agreement dated September 1, 1994 amending the square footage of Premises and annual rental payments (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.14 Second Lease Amendment, dated May 25, 1999, between Dianne R. Griffith, as landlord, and Hemophilia Health Services, Inc. as tenant. (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

  10.15 Refunds Payable Escrow Agreement dated June 5, 1997 among First American National Bank, Nova Holdings, Inc. and Dianne Martz and A.
            B. Charlton, III (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.16 Loan and Security Agreement dated as of June 5, 1997 among Nova Holdings, Inc. and its Subsidiaries and NationsBank of Tennessee, N.A. and First Tennessee Bank National Association. (incorporated by reference to Exhibit 10.38 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.17 Amendment No. 1 Loan and Security Agreement dated as of August 28, 1998 among Nova Holdings, Inc., a Delaware corporation, and its Subsidiaries and NationsBank of Tennessee, N.A. and First Tennessee Bank National Association (incorporated by reference to Exhibit
            10.56 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.18 Amendment No. 2 dated March 2, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and NationsBank, N.A. and First Tennessee Bank National Association and NationsBank, N.A. as Agent (incorporated by reference to Exhibit 10.66 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.19 Amendment No. 3 dated October 14, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A. and First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).

  10.20 Amendment No. 4 dated December 3, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A. and First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

  10.21 Amendment No. 5 dated July 7, 2000 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A. and First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A. as Agent.

  10.22 Swing Line Note dated December 1, 1997 entered into by Nova Holdings, Inc. with NationsBank of Tennessee, N.A. (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 (File Number 333-62679)).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
---------                        -----------------------

  10.23 ISDA Master Agreement dated August 7, 1997 between NationsBank of Tennessee, N.A. and Nova Holdings, Inc. (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.24 Loan Agreement dated November 24, 1998 between NationsBank, N.A. and Children's Hemophilia Services, a California general partnership composed of Children's Home Care, a California not-for-profit public benefit corporation and Horizon Health Systems, Inc., a Tennessee Corporation (incorporated by reference to Exhibit 10.57 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.25 Limited Guaranty dated November 24, 1998 between NationsBank, N.A. and Accredo Health, Incorporated (incorporated by reference to Exhibit 10.58 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.26 Promissory Note dated December 24, 1998 between NationsBank, N.A. and Children's Hemophilia Services (incorporated by reference to Exhibit 10.59 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.27 Amended and Restated General Partnership Agreement of Children's Hemophilia Services (incorporated by reference to Exhibit 10.61 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.28 Amendment Number One to Amended and Restated General Partnership Agreement of Children's Hemophilia Services and Restrictive Agreement dated January 5, 2000.

  10.29 First Amendment to Amended and Restated General Partnership Agreement of Children's Hemophilia Services dated June 30, 2000.

  10.30 Hemophilia Therapy Business Management, Services and Sales Agreement, dated November 10, 1998 between Horizon Health Systems, Inc., a Tennessee corporation, and Children's Hemophilia Services, a California general partnership (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.31 Amended and Restated Contract for the Sale and Distribution of Genentech Human Growth Hormone effective as of April 8, 2000 by and between Genentech, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
            2000).

  10.32 Amended and Restated Distribution and Services Agreement effective as of January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to
            Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).

  10.33 Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31,
            2000).

  10.34 Distribution and Services Agreement dated August 28, 1998 between Centocor, Inc. and its affiliates and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.35 Amendment No. 1 to Distribution and Service Agreement dated January 11, 1999 by and between Centocor, Inc. and its Affiliates and Nova Factor, Inc. (incorporated by reference to Exhibit 10.67 to our Registration Statement on Form S-1 (File Number 333-62679)).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
---------                        -----------------------

  10.36 Services Agreement, dated July 26, 1999, by and between Centocor, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

  10.37 Distribution Agreement, dated August 17, 1999, between MedImmune, Incorporated and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.64 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

  10.38 Amended and Restated Distribution Agreement, dated January 1, 1998, by and between Nova Factor, Inc. and Genzyme Corporation (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit
            10.65 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

  10.39 Incentive Stock Option Agreement of David Stevens dated May 31, 1996 (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.40 Incentive Stock Option Agreement of Joel R. Kimbrough dated May 31, 1996 (incorporated by reference to Exhibit 10.47 to our Registration Statement on Form S-1 (File Number 333-62679) ).

  10.41 Incentive Stock Option Agreement of John R. Grow dated May 31, 1996 (incorporated by reference to Exhibit 10.48 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.42 Incentive Stock Option Agreement of Kyle Callahan dated September 3, 1997 (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.43 Non-Qualified Stock Option Agreement of Patrick J. Welsh dated February 9, 1998 (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.44 Non-Qualified Stock Option Agreement of Ken Melkus dated February 9, 1998 (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.45 Incentive Stock Option Agreement of Kyle Callahan dated February 9, 1998 (incorporated by reference to Exhibit 10.52 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.46 Non-Qualified Stock Option Agreement of Andrew M. Paul dated February 9, 1998 (incorporated by reference to Exhibit 10.53 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.47 Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated April 30, 1998 (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.48 Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated July 10, 1998 (incorporated by reference to Exhibit 10.55 to our Registration Statement on Form S-1 (File Number 333-62679)).

  10.49 Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 10, 1999 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

  10.50 Non-Qualified Stock Option Agreement of Andrew M. Paul dated November 10, 1999 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

  10.51 Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 10, 1999 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
---------                        -----------------------

  10.52 Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 10, 1999 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

  10.53 Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 10, 1999 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

  10.54 Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

  10.55 Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and David D. Stevens.

  10.56 Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and John R. Grow.

  10.57 Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Joel R. Kimbrough.

  10.58 Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Kyle J. Callahan.

  10.59 Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Thomas W. Bell, Jr.

  21.1      Subsidiaries

  23.1      Consent of Ernst & Young LLP

  24.1      Power of Attorney (contained on the signature page of this report)

  27.1      Financial Data Schedule for the year ended June 30, 2000