Form 10-Q
period 2000-09-30
ACCREDO HEALTH INC
filed 2000-11-14
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO


                        COMMISSION FILE NUMBER 000-25769


                          ACCREDO HEALTH, INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            DELAWARE                      62-1642871
               --------------------------------       ------------------
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

Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                      OUTSTANDING AT
                  CLASS                              OCTOBER 27, 2000
COMMON STOCK, $0.01 PAR VALUE................           16,962,032
NON-VOTING COMMON STOCK, $0.01 PAR VALUE.....                    0
                                                        ----------
TOTAL COMMON STOCK...........................           16,962,032
                                                        ==========

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX

Part I  -   FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations (unaudited)
                     For the three months ended September 30, 1999 and 2000

            Condensed Consolidated Balance Sheets
                     June 30, 2000 and September 30, 2000 (unaudited)

            Condensed Consolidated Statements of Cash Flows (unaudited)
                     For the three months ended September 30, 1999 and 2000

            Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.     Quantitative and Qualitative Disclosure About Market Risk

Part II  -  OTHER INFORMATION

Item 5.     Other Information

Item 6.     Exhibits and Reports on Form 8-K

Note: Items 1, 2, 3 and 4 of Part II are omitted because they are not applicable.

                         PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                        Three
                                                     Months Ended
                                                     September 30,
                                                 ----------------------
                                                   2000         1999
                                                 --------      -------
Net patient service revenue                      $ 95,597     $ 72,684
Other revenue                                       3,769        3,569
Equity in net income of joint ventures                211          618
                                                 --------     --------
Total revenues                                     99,577       76,871

Cost of services                                   85,008       65,992
                                                 --------     --------
Gross profit                                       14,569       10,879

General & administrative                            6,636        5,246

Bad debts                                           1,552        1,363
Depreciation and amortization                       1,013          645
                                                 --------     --------
Income from operations                              5,368        3,625

Interest (income) expense, net                       (374)         352
Minority interest in consolidated subsidiary          149           --
                                                 --------     --------
Income before income taxes                          5,593        3,273

Provision for income taxes                          2,229        1,305
                                                 --------     --------
Net income                                       $  3,364     $  1,968
                                                 ========     ========

Cash dividends declared on common stock          $     --     $     --
                                                 ========     ========
     Earnings per share:
         Basic                                   $   0.22     $   0.14
         Diluted                                 $   0.21     $   0.13



See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                         September 30,  June 30,
                                                                             2000         2000
                                                                           --------     --------
ASSETS

Current assets:
        Cash and cash equivalents                                          $ 58,478     $ 10,204
        Patient accounts receivable, less allowance for
            doubtful accounts of $9,512 at September 30, 2000
            and $8,395 at June 30, 2000                                      66,507       68,417
        Due from affiliates                                                   2,234        1,634
        Other accounts receivable                                            11,843        7,420
        Inventories                                                          32,311       32,342
        Prepaids and other current assets                                       722          770
        Deferred income taxes                                                 3,685        3,133
                                                                           --------     --------
Total current assets                                                        175,780      123,920

Property and equipment, net                                                   7,172        6,992
Other assets:
        Joint venture investments                                             2,068        2,056
        Goodwill and other intangible assets, net                            71,724       72,261
                                                                           --------     --------
Total assets                                                               $256,744     $205,229
                                                                           ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                   $ 77,055     $ 79,677
        Accrued expenses                                                      4,321        7,115
        Income taxes payable                                                  1,517        1,289
        Line of credit                                                           --          200
                                                                           --------     --------
Total current liabilities                                                    82,893       88,281

Long-term notes payable                                                          --       37,000
Deferred income taxes                                                         1,533        1,355
Minority interest in consolidated joint venture                               1,198        1,049
Stockholders' equity:

        Undesignated Preferred Stock, 5,000,000 shares
            authorized, no shares issued                                         --           --
        Non-voting Common Stock, $.01 par value;
            2,500,000 shares authorized; no shares issued                        --           --
        Common Stock, $.01 par value; 30,000,000 shares authorized;
            16,957,032 and 14,106,968 shares issued and outstanding at
            September 30, 2000 and June 30, 2000, respectively                  169          141
        Additional paid-in capital                                          157,022       66,838
        Retained earnings                                                    13,929       10,565
                                                                           --------     --------
Total stockholders' equity                                                  171,120       77,544
                                                                           --------     --------
Total liabilities and stockholders' equity                                 $256,744     $205,229
                                                                           ========     ========



See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                              September 30,

                                                                            2000         1999
                                                                          --------      -------
OPERATING ACTIVITIES:
Net income                                                                $  3,364      $ 1,968

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
         Depreciation and amortization                                       1,013          645
         Provision for losses on accounts receivable                         1,552        1,363
         Deferred income tax benefit                                          (392)        (413)
         Compensation resulting from stock transactions                         46           46
         Tax benefit of disqualifying disposition of stock options           1,138          249
         Minority interest in income of consolidated joint venture             149           --
Changes in operating assets and liabilities:
         Patient receivables and other                                      (4,065)         416
         Due from affiliates                                                  (601)        (155)
         Inventories                                                            31       (2,070)
         Prepaids and other current assets                                      43          (12)
         Accounts payable and accrued expenses                              (5,416)      (2,472)
         Income taxes payable                                                  229        1,350
                                                                          --------      -------
Net cash provided by (used in) operating activities                         (2,909)         915

INVESTING ACTIVITIES:
Purchases of property and equipment                                           (548)        (455)
Business acquisitions and joint venture investments                           (103)          --
Change in joint venture investments, net                                       (11)        (618)
                                                                          --------      -------
Net cash used in investing activities                                         (662)      (1,073)

FINANCING ACTIVITIES:
Decrease in long-term notes payable                                        (37,200)          --
Issuance of common stock                                                    89,589          252
Payment of costs related to public offerings                                  (544)        (467)
                                                                          --------      -------
Net cash provided (used) by financing activities                            51,845         (215)
                                                                          --------      -------
Increase (decrease) in cash and cash equivalents                            48,274         (373)

Cash and cash equivalents at beginning of period                            10,204        5,542
                                                                          --------      -------
Cash and cash equivalents at end of period                                $ 58,478      $ 5,169
                                                                          ========      =======


         See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated ( the "Company" or "Accredo" ) have been included. Operating results for the three-month period ended September 30, 2000, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2001.

Certain amounts in the period ended September 30, 1999 have been reclassified to conform to the September 30, 2000 presentation.

The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

2. INVESTMENT IN JOINT VENTURE

On August 15, 2000, the Company entered into a joint venture agreement with Children's Hospital in Washington, DC, to market, sell, provide and distribute hemophilia clotting factor and related services and supplies. The term of the joint venture is for a period of five years unless terminated at an earlier date pursuant to the terms of the agreement. Both companies will contribute $50,000 in capital to the joint venture and will share equally in the assets, liabilities, profits and losses.

In conjunction with the formation of this joint venture, the Company also entered into a management, service and sales agreement with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a monthly management fee and the reimbursement of certain expenses. The Company previously had a direct management agreement relationship with an affiliate of Children's Hospital.

3. DEBT REPAYMENT AND TERMINATION OF INTEREST RATE SWAP AGREEMENT

During the quarter, the Company paid off the outstanding principal balance of its revolving line of credit and terminated its interest rate swap agreement. The termination of the swap agreement generated a one time pre-tax gain of $350,000. The $60.0 million revolving credit facility will remain available through December 1, 2001 and currently requires a payment of five basis points of the unused portion of the credit facility each quarter.

4. STOCKHOLDERS' EQUITY

During the quarter, the Company completed a stock offering of 2,760,000 shares of its common stock and recorded net proceeds of approximately $88.3 million. Also during the quarter, employees exercised stock options to acquire 90,064 shares of common stock for exercise prices ranging between $2.00 and $19.50 per share.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

                                                       Three Months Ended
                                                          September 30,
                                                   ---------------------------
                                                       2000            1999
                                                   -----------     -----------
Numerator for basic and diluted income per
  share to common stockholders:
         Net income                                $     3,364     $     1,968
                                                   ===========     ===========
Denominator:
            Denominator for basic income per
              share to common stockholders -
              weighted-average shares               15,345,153      13,650,341
            Effect of dilutive stock options           862,448       1,035,382
                                                   -----------     -----------
            Denominator for diluted income per
              share to common stockholders -
              adjusted weighted-average shares      16,207,601      14,685,723
                                                   ===========     ===========
Earnings per common share:
       Basic                                       $      0.22     $      0.14
       Diluted                                     $      0.21     $      0.13

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

There may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors discussed below, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, our relationships with the manufacturers whose drugs we handle, competitive or regulatory factors affecting the drugs we handle or their manufacturers, the demand for our services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

REVENUES

Total revenues increased 30% from $76.9 million to $99.6 million from the three months ended September 30, 1999 to the three months ended September 30, 2000. The growth was primarily the result of the addition of new patients, additional sales to existing patients and the introduction of intravenous immunoglobulin ("IVIG") drugs, which we began distributing in December 1999.

Equity in net income of joint ventures decreased $.4 million from the three months ended September 30, 1999 to the three months ended September 30, 2000 due to the acquisition of an additional 30% interest in the joint venture Children's Hemophilia Services effective April 1, 2000. The results of operations of the joint venture have been consolidated with the Company's results of operations since the date of acquisition and therefore, are no longer recorded using the equity method of accounting.

Total revenues included approximately $8.4 million of revenues from companies acquired since September 30, 1999.

COST OF SERVICES

Cost of services increased from $66.0 million to $85.0 million, or 29%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. This increase is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services decreased from 85.8% to 85.4% from the three months ended September 30, 1999 to the three months ended September 30, 2000. This decrease is primarily the result of changes in the revenue mix by therapy type and more specifically increased sales of intravenous immunoglobulin drugs which have a lower acquisition cost as a percentage of revenues than many of the other drugs we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $5.2 million to $6.6 million, or 27%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales, marketing, administrative and support staffs due to existing product line revenue growth, new product line launches and the acquisitions made since September 30,1999. General and administrative expenses represented 6.8% and 6.6% of revenues for the three months ended September 30, 1999 and 2000, respectively.

BAD DEBTS

Bad debts increased from $1,363,000 to $1,552,000, or 14%, from the three months ended September 30, 1999 to the three months ended September 30, 2000 primarily due to the increase in revenues. Bad debt expense was 1.8% and 1.6% of revenues for the three months ended September 30, 1999 and 2000, respectively.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $195,000 to $368,000 from the three months ended September 30, 1999 to the three months ended September 30, 2000 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets increased from $450,000 to $645,000 from the three months ended September 30, 1999 to the three months ended September 30, 2000 due to acquisitions made in fiscal year 2000. Amortization expense attributable to the acquisitions made during fiscal year 2000 amounted to approximately $225,000 in the three months ended September 30, 2000.

INTEREST INCOME/EXPENSE, NET

Interest expense, net, amounted to $352,000 for the three months ended September 30, 1999 compared to interest income, net, of $374,000 for the three months ended September 30, 2000. This change, amounting to $726,000, is due to the repayment of the Company's debt with the proceeds of the stock offering of 2,760,000 shares of common stock completed during the quarter, the investment of the excess cash from the offering and the sale of an interest rate swap for $350,000. We generated interest income of approximately $55,000 and $438,000 in the three months ended September 30, 1999 and 2000, respectively.

INCOME TAX EXPENSE

The effective tax rate was 39.9% in both of the three-month periods ended September 30, 1999 and 2000. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $205,000 and $197,000 of nondeductible amortization expense in the three months ended September 30, 1999 and 2000, respectively, and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, our working capital was $92.9 million, cash and cash equivalents were $58.5 million, and the current ratio was 2.1 to 1.0.

Cash used in operations was $2.9 million for the three months ended September 30, 2000. During the three months ended September 30, 2000, accounts receivable increased $2.5 million and accounts payable decreased $5.4 million. The changes are primarily due to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used by investing activities was $.7 million for the three months ended September 30, 2000. Cash used in investing activities consisted primarily of $.5 million for purchases of property and equipment.

Net cash provided by financing activities was $51.8 million for the three months ended September 30, 2000. Net cash provided by financing activities consisted primarily of $88.3 million of net proceeds from the common stock offering completed in the quarter, $.7 million from the proceeds of stock option exercises, and $37.2 million of net repayments on the revolving line of credit.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the year ending June 30, 2001 will consist primarily of additional computer hardware and a fully integrated pharmacy and reimbursement software system to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2001 to be approximately $5.5 million, exclusive of any acquisitions of businesses, and expect to fund these expenditures through cash on hand, cash provided by operating activities and/or borrowings under our revolving credit agreement.

We have a $60.0 million revolving credit facility under the terms of our existing credit agreement. The credit agreement contains a $20.0 million sub-limit for working capital loans and letters of credit and is subject to a borrowing base limit that is based on our cash provided by operations. All outstanding principal and interest on loans made under the credit agreement is due and payable on December 1, 2001. Interest on loans under the credit agreement accrues at a variable rate index based on the prime rate or the London Inter Bank Offered Rate for one, two, three or six months (as selected by us), plus a margin depending on the amount of our debt to cash flow ratio as defined by the credit agreement and measured at the end of each quarter for prospective periods. During the three months ended September 30, 2000, we paid margin rates of 1.50%. As of September 30, 2000, there were no borrowings outstanding under the line of credit.

Our obligations under the credit agreement are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest.

The credit agreement contains operating and financial covenants, including requirements to maintain a certain debt to equity ratio and minimum leverage and debt service coverage ratios. In addition, the credit agreement includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, use of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on liens, limitations on capital expenditures, limitations on mergers, acquisitions and sales of assets, limitations on investments, prohibitions on payment of dividends and stock repurchases, and limitations on debt payments (including payment of subordinated indebtedness) and other distributions. The credit agreement also contains customary events of default, including certain events relating to changes in control of our company.

We are also a guarantor of a bank loan made to Children's Hemophilia Services, a California general partnership in which we own an 80% interest. The original line of credit amounted to $1,500,000. The payment schedule requires that all outstanding principal amounts in excess of $1,000,000 be paid on January 1, 2000, all outstanding principal amounts in excess of $500,000 be paid on July 1, 2000 and all remaining principal shall be paid in full on November 24, 2000. As of September 30, 2000, there were no borrowings outstanding under the line of credit.

We have used interest rate swap agreements to manage our interest rate exposure under the credit agreement. We had effectively converted, for the period through October 31, 2001, $25.0 million of floating-rate borrowings to fixed rate borrowings. We had secured a 5.5% fixed interest rate (exclusive of the margin rate) using this interest rate swap agreement. On August 21, 2000, in conjunction with the repayment of the outstanding principal balance of our revolving line of credit, we surrendered our swap agreement and received $350,000 in consideration for the early termination of the agreement.

While we anticipate that our cash from operations, along with the short term use of the revolving credit facility and the net proceeds received from our recent stock offering will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months, we expect that additional funds may be required in the future to successfully continue our growth beyond such period. We may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to us or, if obtained, will be sufficient for our needs.

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

         We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

                               THREE MONTHS             FISCAL YEAR ENDED
                                   ENDED       ----------------------------------
                               SEPTEMBER 30,   JUNE 30,      JUNE 30,    JUNE 30,
                                   2000          2000          1999        1998
                               -------------   --------      --------    --------
         Biogen, Genzyme,
         and Genentech              72%           71%           72%         75%

         The revenue from our relationship with Biogen constitutes more than 50% of the revenue derived from these three relationships. Our agreements with these suppliers are short-term and cancelable by either party without cause on 60 to 90 days prior notice. These agreements also generally limit our ability to handle competing drugs during and, in some cases, after the term of the agreement, but allow the supplier to distribute through channels other than us. Further, these agreements provide that pricing and other terms of these relationships be periodically adjusted for changed market conditions or required service levels. Any termination or adverse adjustment to any one of these relationships could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

OUR ABILITY TO GROW COULD BE LIMITED IF WE DO NOT EXPAND OUR EXISTING BASE OF DRUGS OR IF WE LOSE PATIENTS.

         We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we currently sell are prescribed for Multiple Sclerosis, Gaucher Disease, Hemophilia and Autoimmune Disorders, Growth Hormone-Related Disorders, Crohn's Disease, and Respiratory Syncytial Virus.

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

         RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE OUR PRICING AND MARGINS.

         Recent revisions to how the average wholesale price (or AWP) is determined will result in reduced prices and profit margins for some drugs that we handle. Many government payors, including Medicare and Medicaid, pay us directly or indirectly at the drug's AWP or at a percentage off AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by a private company, First DataBank, Inc. Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As recently reported in the Wall Street Journal, there are also several whistleblower lawsuits pending against various drug manufacturers. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. Bayer AG, one of the Company's suppliers of clotting factor, announced on September 18, 2000, that it had tentatively agreed to pay $14 million in a settlement with the government regarding these charges. In February 2000, First DataBank published a Market Price Survey of 437 drugs. The First DataBank Survey significantly reduces reimbursement to us for a number of the clotting factor and IVIG products that we sell.

         A number of state Medicaid agencies now pay us for clotting factor at the prices shown on the Market Price Survey or at a percentage discount off those prices. Other states have not changed their pricing structure or have changed back to their pre-Market Price Survey reimbursement rates. The Health Care Financing Administration (or HCFA) had also announced that effective October 1, 2000 Medicare intermediaries should calculate the amount that they pay for certain drugs by using the lower prices on the First DataBank Market Price Survey. However, the proposal to include clotting factor in the lower Medicare pricing has been withdrawn. Instead, HCFA will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to lower AWP pricing for factor.

         We estimate that reimbursement by Medicare and state Medicaid agencies currently make up approximately 2% and 5%, respectively, of our gross patient service revenues from drugs we handle that are covered by the Market Price Survey. We have seen an overall reduction in pricing and margins for clotting factor that we sell. However, we cannot predict the eventual results of the government investigations and the changes made by First DataBank. If the reduced average wholesale prices published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

         IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR CANCELLED, OUR BUSINESS COULD BE HARMED.

         We have significant relationships with six medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 1999 and 2000 and the quarter ended September 30, 2000, we received approximately 23%, 12% and 4%, respectively, of our earnings before income taxes and extraordinary item from equity in the net income of unconsolidated joint ventures associated with these relationships.

         As of April 1, 2000, our ownership was increased to 80% in one of our joint ventures with Children's Home Care, Inc. and the financial results of this joint venture are now included in our consolidated financial results. This consolidated joint venture represented approximately 11% of our earnings before income taxes and extraordinary item for the quarter ended September 30, 2000.

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

OUR ACQUISITION AND JOINT VENTURE STRATEGY MAY NOT BE SUCCESSFUL, WHICH COULD CAUSE OUR BUSINESS AND FUTURE GROWTH PROSPECTS TO SUFFER.

         As part of our growth strategy, we continue to evaluate joint venture and acquisition opportunities, but we cannot predict or provide assurance that we will complete any future acquisitions or joint ventures. Acquisitions and joint ventures involve many risks, including:

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

FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

         - lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent revisions in the method of establishing AWP;

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

         - our provision of drugs to treat seasonal illnesses, such as respiratory syncytial virus;

         -        physician prescribing patterns; and

         -        general economic conditions.

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

OUR ABILITY TO CONTINUE TO PROVIDE AVONEX(R) COULD BE AFFECTED BY A PENDING CHALLENGE THAT BIOGEN is INFRINGING ON A PATENT.

         Our ability to continue to service AVONEX(R) could also be affected by a pending challenge by Berlex Laboratories, Inc. that Biogen is infringing on a Berlex patent in the production of AVONEX(R). Berlex is seeking, among other things, a permanent injunction restraining Biogen from manufacturing AVONEX(R). If the permanent injunction is granted or if Biogen is unable to continue to supply AVONEX(R) on terms favorable to us, our business could be harmed. In August 2000 the Federal District Court for the District of Massachusetts granted summary judgment in Biogen's favor ruling that AVONEX(R) does not infringe on a Berlex patent, and in September 2000 the Court entered a final judgement in favor of Biogen dismissing the District Court Case. Berlex has appealed this decision to the U.S. Federal District Court of Appeals.

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. We estimate that approximately 18% of our gross patient service revenues for the fiscal years ended June 30, 1999 and 2000 and the quarter ended September 30, 2000 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 1999 and 2000 and the quarter ended September 30, 2000 we derived approximately 82% of our gross patient service revenue from non-governmental payors (including self-pay), which included 6%, 5% and 5%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

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

         If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of September 30, 2000, we had goodwill, net of accumulated amortization, of approximately $68.7 million, or 27% of total assets and 40% of stockholders' equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to the impact of financial market risk is currently not significant. Our primary financial market risk exposure consists of interest rate risk related to interest income from our short term investments in money market and high quality short term debt securities with maturities of six months or less that we intend to hold to maturity. We have invested and expect to continue to invest a substantial portion of our excess cash in such securities. Generally, if the overall average return on such securities had decreased 10% from the average return during the quarter ended September 30, 2000, then our interest income would have decreased, and pre-tax income would have decreased approximately $79,000. This amount was determined by considering the impact of a hypothetical change in interest rates on our interest income. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

In prior periods, we have used derivative financial instruments to manage our exposure to rising interest rates on our variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. During the quarter, we used a portion of the proceeds from our recent stock offering to pay off the outstanding principal balance of our revolving line of credit and terminated our interest rate swap agreement. Accordingly, we currently do not have an exposure to financial market risk associated with our revolving line of credit or any derivative financial instruments.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

During the quarter, we completed an offering of 2,760,000 shares of our common stock. We received net proceeds from the offering of approximately $88.3 million. The proceeds of the stock offering have been used to repay the outstanding principal balance of our revolving line of credit and will also be used for working capital and other general corporate purposes, including possible acquisitions.

On October 3, 2000 we entered into a distribution agreement with MedImmune, Incorporated to distribute Synagis(R) during the 2000-2001 respiratory syncytial virus season. The distribution agreement can be terminated by either party upon 30 days notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 27.1 Financial Data Schedule (for SEC use only) (filed herewith)

(b)      Reports on Form 8-K

         On August 16, 2000, we filed a Current Report on Form 8-K to incorporate information regarding our June 30, 2000 financial results into our Registration Statement on Form S-3 that was completed and made final on August 17, 2000.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


November 14, 2000                   Accredo Health, Incorporated



                                    BY: /s/ David D. Stevens
                                        ----------------------------------------
                                           David D. Stevens
                                           Chairman of the Board and
                                           Chief Executive Officer



                                           /s/ Joel R. Kimbrough
                                        ----------------------------------------
                                           Joel R. Kimbrough
                                           Senior Vice President, Chief
                                           Financial Officer and Treasurer