Form 10-Q
period 2000-12-31
ACCREDO HEALTH INC
filed 2001-02-14
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000


                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM       TO


                        COMMISSION FILE NUMBER 000-25769


                          ACCREDO HEALTH, INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                              62-1642871
       -------------------------------          ---------------------------
       (STATE OR OTHER JURISDICTION OF               (I.R.S.EMPLOYER
        INCORPORATION OR ORGANIZATION)              IDENTIFICATION NO.)

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

Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                CLASS                           OUTSTANDING AT January 31, 2001
COMMON STOCK, $0.01 PAR VALUE................             17,028,800
                                                          ----------
TOTAL COMMON STOCK...........................             17,028,800
                                                          ==========

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX

Part I  -  FINANCIAL INFORMATION

Item 1.      Financial Statements

             Condensed Consolidated Statements of Income (unaudited)
                    For the three months and six months ended December 31, 1999 and 2000

             Condensed Consolidated Balance Sheets
                    June 30, 2000 and December 31, 2000 (unaudited)

             Condensed Consolidated Statements of Cash Flows (unaudited)
                    For the six months ended December 31, 1999 and 2000

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

Part II -  OTHER INFORMATION

Item 4.      Submission of Matters to a Vote of Security Holders

Item 5.      Other Information

Item 6.      Exhibits and Reports on Form 8-K


Note: Items 1, 2 and 3 of Part II are omitted because they are not applicable.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)


                                                Six Months Ended December 31,        Three Months Ended December 31,
                                                -----------------------------        -------------------------------
                                                   2000                1999             2000                  1999
                                                ---------           ---------        ---------             ---------
Net patient service revenue                     $ 205,408           $ 154,625        $ 109,811             $  81,941
Other revenue                                       7,524               7,391            3,755                 3,823
Equity in net income of joint ventures                514               1,210              303                   592
                                                ---------           ---------        ---------             ---------
Total revenues                                    213,446             163,226          113,869                86,356

Cost of services                                  182,458             139,781           97,450                73,789
                                                ---------           ---------        ---------             ---------
Gross profit                                       30,988              23,445           16,419                12,567

General & administrative                           14,211              11,077            7,575                 5,831
Bad debts                                           3,194               2,962            1,642                 1,600
Depreciation and amortization                       2,040               1,465            1,027                   820
                                                ---------           ---------        ---------             ---------
Income from operations                             11,543               7,941            6,175                 4,316

Interest (income) expense, net                     (1,256)                784             (882)                  432
Minority interest in consolidated subsidiary          306                  --              157                    --
                                                ---------           ---------        ---------             ---------
Income before income taxes                         12,493               7,157            6,900                 3,884

Provision for income taxes                          4,962               2,840            2,733                 1,535
                                                ---------           ---------        ---------             ---------
Net income                                      $   7,531           $   4,317        $   4,167             $   2,349
                                                =========           =========        =========             =========

Cash dividends declared on common stock         $      --           $      --        $      --             $      --
                                                =========           =========        =========             =========

Earnings per share:
    Basic                                       $    0.31           $    0.21        $    0.16             $    0.11
    Diluted                                     $    0.30           $    0.20        $    0.16             $    0.11


Earnings per share has been computed reflecting the upcoming three-for-two stock split discussed in Note 4 below.


         See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                           December 31,        June 30,
                                                                               2000              2000
                                                                           ------------       ---------
ASSETS

Current assets:
        Cash and cash equivalents                                            $  45,173        $  10,204
        Marketable securities                                                   11,401               --
        Patient accounts receivable, less allowance for
            doubtful accounts of $10,297 at December 31, 2000
            and $8,395 at June 30, 2000                                         76,264           68,417
        Due from affiliates                                                      3,195            1,634
        Other accounts receivable                                                8,574            7,420
        Inventories                                                             31,267           32,342
        Prepaids and other current assets                                          584              770
        Deferred income taxes                                                    4,118            3,133
                                                                             ---------        ---------
Total current assets                                                           180,576          123,920

Property and equipment, net                                                      7,282            6,992
Other assets:
        Joint venture investments                                                2,196            2,056
        Goodwill and other intangible assets, net                               71,077           72,261
                                                                             ---------        ---------
Total assets                                                                 $ 261,131        $ 205,229
                                                                             =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                     $  75,403        $  79,677
        Accrued expenses                                                         5,546            7,115
        Income taxes payable                                                     1,522            1,289
        Line of credit                                                              --              200
                                                                             ---------        ---------
Total current liabilities                                                       82,471           88,281

Long-term notes payable                                                             --           37,000
Deferred income taxes                                                            1,699            1,355
Minority interest in consolidated joint venture                                  1,356            1,049
Stockholders' equity:
        Undesignated Preferred Stock, 5,000,000 shares
            authorized, no shares issued                                            --               --
        Common Stock, $.01 par value; 50,000,000 shares authorized;
            16,973,086 and 14,106,968 shares issued and outstanding at
            December 31, 2000 and June 30, 2000, respectively                      170              141
        Additional paid-in capital                                             157,340           66,838
        Retained earnings                                                       18,095           10,565
                                                                             ---------        ---------
Total stockholders' equity                                                     175,605           77,544
                                                                             ---------        ---------

Total liabilities and stockholders' equity                                   $ 261,131        $ 205,229
                                                                             =========        =========


         See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                                         Six Months Ended
                                                                                            December 31,
                                                                                       2000              1999
                                                                                     --------          --------
OPERATING ACTIVITIES:
Net income                                                                           $  7,531          $  4,317

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
        Depreciation and amortization                                                   2,040             1,465
        Provision for losses on accounts receivable                                     3,194             2,962
        Deferred income tax benefit                                                      (675)             (654)
        Compensation resulting from stock transactions                                     92                92
        Tax benefit of disqualifying disposition of stock options                       1,138               349
        Minority interest in income of consolidated joint venture                         306                --

Changes in operating assets and liabilities:
        Patient receivables and other                                                 (12,195)           (5,986)
        Due from affiliates                                                            (1,561)           (1,663)
        Inventories                                                                     1,075            (7,833)
        Prepaids and other current assets                                                 180              (177)
        Accounts payable and accrued expenses                                          (5,843)           11,406
        Income taxes payable                                                              234                96
                                                                                     --------          --------
Net cash provided by (used in) operating activities                                    (4,484)            4,374

INVESTING ACTIVITIES:
Purchases of marketable securities                                                    (11,401)               --
Purchases of property and equipment                                                    (1,037)           (1,223)
Business acquisitions and joint venture investments                                      (103)          (22,496)
Change in joint venture investments, net                                                 (140)           (1,175)
                                                                                     --------          --------
Net cash used in investing activities                                                 (12,681)          (24,894)

FINANCING ACTIVITIES:
Increase (decrease) in long-term notes payable                                        (37,200)           20,900
Issuance of common stock                                                               89,917               826
Payment of costs related to public offerings                                             (583)             (467)
                                                                                     --------          --------
Net cash provided by financing activities                                              52,134            21,259
                                                                                     --------          --------
Increase in cash and cash equivalents                                                  34,969               739

Cash and cash equivalents at beginning of period                                       10,204             5,542
                                                                                     --------          --------
Cash and cash equivalents at end of period                                           $ 45,173          $  6,281
                                                                                     ========          ========



    See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                DECEMBER 31, 2000


1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the "Company" or "Accredo") have been included. Operating results for the three and six-month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2001.

         Certain amounts in the periods ended December 31, 1999 have been reclassified to conform to the December 31, 2000 presentation.

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

2.       MARKETABLE SECURITIES

         The Company has classified all of its investments in marketable securities as held-to-maturity. Debt securities are classified as held-to-maturity when there is the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Interest on securities is also included in interest income. Investments with an original maturity of less than three months are included in cash equivalents.

         At December 31, 2000, all of the Company's investments in marketable securities were investment-grade government and corporate debt instruments. The estimated fair value of the marketable securities approximated the amortized cost, which amounted to $42.7 million as of December 31, 2000 of which $31.3 million were classified as cash equivalents. All of the investments mature within one year from December 31, 2000. There were no marketable securities at June 30, 2000.

3.       STOCKHOLDERS' EQUITY

         During the quarter ended December 31, 2000, employees exercised stock options to acquire 5,000 shares of Accredo common stock for an exercise price of $4.00 per share.

         Employees of the Company also acquired 11,054 shares of Accredo common stock during the quarter pursuant to the provisions of the Company's Employee Stock Purchase Plan at a price of approximately $29.48 per share. Shares acquired under the plan were purchased on December 29, 2000 from employee funds accumulated via payroll deductions from July through December, 2000.

4.       SUBSEQUENT EVENT

         On January 29, 2001, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 9, 2001. Shareholders will receive one additional share of common stock on February 23, 2001 for every two shares held on the record date. The Company has computed earnings per share for the six-month and three-month periods presented in this Form 10-Q on a post-split basis.

5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) (See Note 4 above):


                                                   Six Months Ended December 31,    Three Months Ended December 31,
                                                   -----------------------------    -------------------------------
                                                       2000            1999             2000             1999
                                                   -----------      -----------      -----------      -----------
Numerator for basic and diluted income per
  share to common stockholders:
       Net income                                  $     7,531      $     4,317      $     4,167      $     2,349
                                                   ===========      ===========      ===========      ===========

Denominator (See Note 4 above):
       Denominator for basic income per
         share to common stockholders -
         weighted-average shares                    24,230,211       20,544,476       25,442,693       20,613,443
       Effect of dilutive stock options              1,264,570        1,490,853        1,255,696        1,421,984
                                                   -----------      -----------      -----------      -----------

       Denominator for diluted income per
         share to common stockholders -
         adjusted weighted-average shares           25,494,781       22,035,329       26,698,389       22,035,427
                                                   ===========      ===========      ===========      ===========

Earnings per common share (See Note 4 above):
       Basic                                       $      0.31      $      0.21      $      0.16      $      0.11
       Diluted                                     $      0.30      $      0.20      $      0.16      $      0.11



EARNINGS PER SHARE HAS BEEN COMPUTED REFLECTING THE UPCOMING THREE-FOR-TWO STOCK SPLIT DISCUSSED IN NOTE 4 ABOVE.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

REVENUES

Total revenues increased 32% from $86.4 million to $113.9 million from the three months ended December 31, 1999 to the three months ended December 31, 2000. Net patient service revenues increased 34% from $81.9 million to $109.8 million from the three months ended December 31, 1999 to the three months ended December 31, 2000. We have experienced growth in all of our core products (for the treatments of growth hormone disorders, hemophilia, Gaucher Disease and Multiple Sclerosis) as a result of the addition of new patients as well as additional sales to existing patients. In addition, we had an increase in our seasonal drug SYNAGIS(R) for the treatment of Respiratory Synctial Virus as a result of increased patient volume.

Equity in net income of joint ventures decreased $.3 million from the three months ended December 31, 1999 to the three months ended December 31, 2000 primarily due to the acquisition of an additional 30% interest in the joint venture Childrens Hemophilia Services effective April 1, 2000. The results of operations of the joint venture have been consolidated with the Company's results of operations since the date of acquisition and therefore, are no longer recorded using the equity method of accounting.

COST OF SERVICES

Cost of services increased from $73.8 million to $97.5 million, or 32%, from the three months ended December 31, 1999 to the three months ended December 31, 2000, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services increased from 85.4% to 85.6% from the three months ended December 31, 1999 to the three months ended December 31, 2000. This increase is primarily the result of changes in the revenue mix by therapy type and more specifically increased sales of SYNAGIS(R) which has a higher acquisition cost as a percentage of revenues than many of the other drugs we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $5.8 million to $7.6 million, or 31%, from the three months ended December 31, 1999 to the three months ended December 31, 2000. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 6.8% and 6.7% of revenues for the three months ended December 31, 1999 and 2000, respectively.

BAD DEBTS

Bad debts increased from $1,600,000 to $1,642,000, or 3%, from the three months ended December 31, 1999 to the three months ended December 31, 2000 primarily due to the increase in revenues. However, bad debt expense decreased from 1.9% of revenues to 1.4% of revenues from the three months ended December 31, 1999 to the three months ended December 31, 2000. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by Pharmacy Benefit Managers versus a major medical benefit plan. The majority of reimbursement for both AVONEX(R) and SYNAGIS(R) is being provided by Pharmacy Benefit Managers, and therefore is subject to much lower co-payment and deductible amounts (typically $10 to $15) resulting in lower bad debt expense.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $253,000 to $380,000 from the three months ended December 31, 1999 to the three months ended December 31, 2000 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets increased from $567,000 to $647,000 from the three months ended December 31, 1999 to the three months ended December 31, 2000 due to acquisitions made in fiscal year 2000.

INTEREST INCOME/EXPENSE, NET

Interest expense, net, amounted to $432,000 for the three months ended December 31, 1999 compared to interest income, net, of $882,000 for the three months ended December 31, 2000. This change, amounting to $1,314,000, is due to the repayment of our debt with the proceeds of the stock offering completed during the first quarter of fiscal 2001, the investment of the excess cash from the offering and the sale of an interest rate swap for $350,000. We generated interest income of approximately $54,000 and $915,000 in the three months ended December 31, 1999 and 2000, respectively.

INCOME TAX EXPENSE

The effective tax rate was 39.5% and 39.6% for the three months ended December 31, 1999 and 2000, respectively. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $204,000 and $197,000 of nondeductible amortization expense in the three months ended December 31, 1999 and 2000, respectively, and state income taxes.

SIX MONTHS ENDED DECEMBER 31, 2000 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
1999

REVENUES

Total revenues increased 31% from $163.2 million to $213.4 million from the six months ended December 31, 1999 to the six months ended December 31, 2000. Net patient service revenues increased 33% from $154.6 million to $205.4 million from the six months ended December 31, 1999 to the six months ended December 31, 2000. We have experienced growth in all of our core products (for the treatments of growth hormone disorders, hemophilia, Gaucher Disease and Multiple Sclerosis) as a result of the addition of new patients as well as additional sales to existing patients. We also had an increase in our seasonal drug SYNAGIS(R) for the treatment of Respiratory Synctial Virus as a result of increased patient volume. In addition, we had a significant increase in revenues from intravenous immunoglobulin ("IVIG") drugs, which we added to our portfolio of products in December 1999, as a result of six months of sales this fiscal year versus one month in the same period last year.

Equity in net income of joint ventures decreased $.7 million from the six months ended December 31, 1999 to the six months ended December 31, 2000 primarily due to the acquisition of an additional 30% interest in the joint venture Childrens Hemophilia Services effective April 1, 2000. The results of operations of the joint venture have been consolidated with the Company's results of operations since the date of acquisition and therefore, are no longer recorded using the equity method of accounting.

COST OF SERVICES

Cost of services increased from $139.8 million to $182.5 million, or 31%, from the six months ended December 31, 1999 to the six months ended December 31, 2000, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services decreased from 85.6% to 85.5% from the six months ended December 31, 1999 to the six months ended December 31, 2000. This decrease is primarily the result of changes in the revenue mix by therapy type and more specifically increased sales of IVIG which has a lower acquisition cost as a percentage of revenues than many of the other drugs we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $11.1 million to $14.2 million, or 28%, from the six months ended December 31, 1999 to the six months ended December 31, 2000. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 6.8% and 6.7% of revenues for the six months ended December 31, 1999 and 2000, respectively.

BAD DEBTS

Bad debts increased from $2,962,000 to $3,194,000, or 8%, from the six months ended December 31, 1999 to the six months ended December 31, 2000 primarily due to the increase in revenues. However, bad debt expense decreased from 1.8% of revenues to 1.5% of revenues from the six months ended December 31, 1999 to the six months ended December 31, 2000. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by Pharmacy Benefit Managers versus a major medical benefit plan. The majority of reimbursement for both AVONEX(R) and SYNAGIS(R) is being provided by Pharmacy Benefit Managers, and therefore is subject to much lower co-payment and deductible amounts (typically $10 to $15) resulting in lower bad debt expense.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $448,000 to $748,000 from the six months ended December 31, 1999 to the six months ended December 31, 2000 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets increased from $1,017,000 to $1,292,000 from the six months ended December 31, 1999 to the six months ended December 31, 2000 due to acquisitions made in fiscal year 2000.

INTEREST INCOME/EXPENSE, NET

Interest expense, net, amounted to $784,000 for the six months ended December 31, 1999 compared to interest income, net, of $1,256,000 for the three months ended December 31, 2000. This change, amounting to $2,040,000, is due to the repayment of our debt with the proceeds of the stock offering completed during the first quarter of fiscal 2001, the investment of the excess cash from the offering and the sale of an interest rate swap for $350,000. We generated interest income of approximately $109,000 and $1,703,000 in the six months ended December 31, 1999 and 2000, respectively.

INCOME TAX EXPENSE

The effective tax rate was 39.7% in both of the six-month periods ended December 31, 1999 and 2000. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $408,000 and $394,000 of nondeductible amortization expense in the six months ended December 31, 1999 and 2000, respectively, and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, our working capital was $98.1 million, cash and cash equivalents were $45.2 million, marketable securities were $11.4 million and the current ratio was 2.2 to 1.0.

Cash used in operations was $4.5 million for the six months ended December 31, 2000. The use is primarily related to the timing of approximately $6.2 million in payments for inventory made in July (the beginning of the fiscal year) that could have been made in June (the end of last fiscal year) and an increase in accounts receivable and inventory of approximately $3.0 million related to the seasonal drug SYNAGIS(R) that should reverse entirely by the end of the fiscal year since the SYNAGIS(R) season effectively ends in March.

Net cash used in investing activities was $12.7 million for the six months ended December 31, 2000. Cash used in investing activities consisted primarily of $11.4 million for the purchase of marketable securities, which have an initial maturity date of greater than 90 days, and $1.0 million for purchases of property and equipment.

Net cash provided by financing activities was $52.1 million for the six months ended December 31, 2000. Net cash provided by financing activities consisted primarily of $88.3 million of net proceeds from the common stock offering completed in the first quarter plus $1.0 million from the proceeds of stock option exercises less $37.2 million of net repayments on the revolving line of credit.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the year ending June 30, 2001 will consist primarily of additional computer hardware and a fully integrated pharmacy and reimbursement software system to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2001 to be approximately $5.5 million, exclusive of any acquisitions of businesses, and expect to fund these expenditures through existing cash on hand, cash provided by operating activities and/or borrowings under our revolving credit agreement.

We have a $60.0 million revolving credit facility under the terms of our existing credit agreement. The credit agreement contains a $20.0 million sub-limit for working capital loans and letters of credit and is subject to a borrowing base limit that is based on our cash provided by operations. All outstanding principal and interest on loans made under the credit agreement is due and payable on December 1, 2001. We are currently in discussions with our banks to extend the credit facility beyond December 1, 2001. The discussions should be completed in the quarter ending March 31, 2001.

Interest on loans under the credit agreement accrues at a variable rate index based on the prime rate or the London Inter Bank Offered Rate for one, two, three or six months (as selected by us), plus a margin depending on the amount of our debt to cash flow ratio as defined by the credit agreement and measured at the end of each quarter for prospective periods. As of December 31, 2000, there were no borrowings outstanding under the line of credit.

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

While we anticipate that our cash from operations, along with the short term use of the revolving credit facility and the net proceeds received from our stock offering completed in the previous quarter will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months, we expect that additional funds may be required in the future to successfully continue our growth beyond such period. We may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to us or, if obtained, will be sufficient for our needs.

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

         We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

                                SIX MONTHS                         FISCAL YEAR ENDED
                                   ENDED            ----------------------------------------------
                             DECEMBER 31, 2000      JUNE 30, 2000    JUNE 30, 1999   JUNE 30, 1998
                             -----------------      -------------    -------------   -------------
         Biogen, Genzyme,
         and Genentech              68%                   71%              72%             75%

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

RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE OUR PRICING AND MARGINS.

         Recent revisions to how the average wholesale price (or AWP) is determined will result in reduced prices and profit margins for some drugs that we handle. Many government payors, including Medicare and Medicaid, pay us directly or indirectly at the drug's AWP or at a percentage off AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by a private company, First DataBank, Inc. Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the Wall Street Journal, there are also several whistleblower lawsuits pending against various drug manufacturers. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. Bayer Corporation, one of the Company's suppliers of clotting factor, recently agreed to pay $14 million in a settlement with the government regarding these charges. Bayer also entered into a 5 year corporate integrity agreement with the government, in which Bayer agreed to provide average selling prices of its drugs to the government. In February 2000, First DataBank published a Market Price Survey of 437 drugs. The First DataBank Survey significantly reduces reimbursement to us for a number of the clotting factor and IVIG products that we sell.

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

         We estimate that reimbursement by Medicare and state Medicaid agencies currently make up approximately 1% and 5%, respectively, of our gross patient service revenues from drugs we handle that are covered by the Market Price Survey. We have seen an overall reduction in pricing and margins for clotting factor that we sell. However, we cannot predict the eventual results of the government investigations and the changes made by First DataBank. If the reduced average wholesale prices published by First DataBank for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR CANCELLED, OUR BUSINESS COULD BE HARMED.

         We have significant relationships with five medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 1999 and 2000 and the six months ended December 31, 2000, we received approximately 23%, 12% and 4%, respectively, of our earnings before income taxes and extraordinary item from equity in the net income of unconsolidated joint ventures associated with these relationships.

         As of April 1, 2000, our ownership was increased to 80% in one of our joint ventures with Children's Home Care, Inc. and the financial results of this joint venture are now included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the six months ended December 31, 2000.

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

OUR BUSINESS COULD BE HARMED IF THE SUPPLY OF ANY OF THE PRODUCTS THAT WE DISTRIBUTE BECOMES SCARCE.

         The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as IVIG and blood-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability have been constrained from time to time. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time, our business could be harmed.

IF SOME OF THE DRUGS THAT WE PROVIDE LOSE THEIR "ORPHAN DRUG" STATUS, WE COULD FACE MORE COMPETITION.

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

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. We estimate that approximately 18% of our gross patient service revenues for the fiscal years ended June 30, 1999 and 2000 and 19% of our gross patient service revenues for the six months ended December 31, 2000 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 1999 and 2000 and the six months ended December 31, 2000 we derived approximately 82%, 82% and 81% respectively of our gross patient service revenue from non-governmental payors (including self-pay), which included 6%, 5% and 4%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

         Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna U.S. Healthcare, Inc.(R) as one of three providers of injectable medications. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship, for example, our relationship with Aetna (which is terminable on 90 days notice), could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

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

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF THE SIGNIFICANT AMOUNT OF GOODWILL ON OUR FINANCIAL STATEMENTS.

         Our formation and our acquisitions of Southern Health Systems, Inc., Hemophilia Health Services, Inc., Sunrise Health Management, Inc. and the specialty pharmacy businesses of Home Medical of America, Inc. resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the book value of the tangible and intangible assets owned by those companies at the time they were acquired was less than the purchase price. We have determined that the goodwill recorded as a result of those acquisitions will benefit us for a period of no less than 40 years and, as a result, we amortize this goodwill evenly over a 40-year period. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings.

         If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of December 31, 2000, we had goodwill, net of accumulated amortization, of approximately $68.2 million, or 26% of total assets and 39% of stockholders' equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to the impact of financial market risk is currently not significant. Our primary financial market risk exposure consists of interest rate risk related to interest income from our short term investments in money market and high quality short term debt securities with maturities of twelve months or less that we intend to hold to maturity. We have invested and expect to continue to invest a substantial portion of our excess cash in such securities. Generally, if the overall average return on such securities had decreased 10% from the average return during the six months and quarter ended December 31, 2000, then our interest income would have decreased, and pre-tax income would have decreased approximately $170,000 and $91,000 respectively for those periods. This amount was determined by considering the impact of a hypothetical change in interest rates on our interest income. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

In prior periods, we have used derivative financial instruments to manage our exposure to rising interest rates on our variable-rate debt, primarily by entering into variable-to-fixed interest rate swap agreements. Since we currently do not have an outstanding balance on our revolving line of credit nor any outstanding interest rate swap agreements, we do not have an exposure to financial market risk associated with our revolving line of credit or any derivative financial instruments.

                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its annual meeting of stockholders on November 16, 2000 at its offices in Memphis, TN. Stockholders holding 73.8% of the issued and outstanding shares of the Company's Common Stock were either present in person or were represented by proxy.

(c)      The following matters were voted upon at the meeting:

1. Proposal to elect Kyle J. Callahan and Dick R. Gourley to serve as Class II directors until the expiration of their term in 2003 or until their successors are elected and qualified.

         VOTED FOR:   12,278,410      VOTED AGAINST:   187,430

2. Proposal to ratify the selection of Ernst & Young LLP as independent public accountants to audit the Company's financial statements for the fiscal year ended June 30, 2001.

                                                                  ABSTENTIONS AND
         VOTED FOR:   12,464,828      VOTED AGAINST:   412        BROKER NON-VOTES:   600

3. Proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation which increases the number of authorized shares of the Company's Common Stock, $.01 par value, from 30,000,000 to 50,000,000.

                                                                  ABSTENTIONS AND
         VOTED FOR:   11,564,283      VOTED AGAINST:   848,990    BROKER NON-VOTES:   52,567

4. Proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation which eliminates the Company's Non-Voting Common Stock, $.01 par value.

                                                                  ABSTENTIONS AND
         VOTED FOR:   11,985,352      VOTED AGAINST:   427,525    BROKER NON-VOTES:   52,963

5. Proposal to approve an amendment to the Company's Amended and Restated Certificate of Incorporation which eliminates the Company's Series A Cumulative Preferred Stock.


                                                                  ABSTENTIONS AND
         VOTED FOR:   10,842,214      VOTED AGAINST:   427,498    BROKER NON-VOTES:   1,196,131

6. Proposal to approve an amendment to the Accredo Health, Incorporated 1999 Long-Term Incentive Plan to increase the number of shares available for awards under the Plan to 2,250,000.

                                                                  ABSTENTIONS AND
         VOTED FOR:   3,251,453       VOTED AGAINST:   7,936,901  BROKER NON-VOTES:   1,277,486


ITEM 5. OTHER INFORMATION.

         On January 29, 2001, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 9, 2001. Shareholders will receive one additional share of common stock on February 23, 2001 for every two shares held on the record date. The Company has computed earnings per share for the six-month and three-month periods presented in this Form 10-Q on a post-split basis.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 3.1       Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated

         Exhibit 10.1      Distribution Agreement, dated October 3, 2000, between MedImmune, Incorporated and Nova
                           Factor, Inc (The Company has requested confidential treatment with respect to certain portions of this Exhibit.)

         Exhibit 10.2      Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2000

         Exhibit 10.3      Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2000

         Exhibit 10.4      Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2000

         Exhibit 10.5      Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2000

         Exhibit 10.6      Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2000

         Exhibit 10.7      Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 16, 2000

         Exhibit 10.8      Incentive Stock Option Agreement of David D. Stevens dated November 1, 2000

         Exhibit 10.9      Incentive Stock Option Agreement of John R. Grow dated November 1, 2000

         Exhibit 10.10     Incentive Stock Option Agreement of Joel R. Kimbrough dated November 1, 2000

         Exhibit 10.11     Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated November 1, 2000

         Exhibit 10.12     Incentive Stock Option Agreement of Kyle J. Callahan dated November 1, 2000

         Exhibit 10.13     Amendment Number One to Employment Agreement effective as of September 1, 2000 between
                           Accredo Health, Incorporated and David D. Stevens

         Exhibit 10.14     Amendment Number One to Employment Agreement effective as of September 1, 2000 between
                           Accredo Health, Incorporated and John R. Grow

         Exhibit 10.15     Amendment Number One to Employment Agreement effective as of September 1, 2000 between
                           Accredo Health, Incorporated and Joel R. Kimbrough

         Exhibit 10.16     Amendment Number One to Employment  Agreement  effective as of September 1, 2000 between
                           Accredo Health, Incorporated and Kyle J. Callahan

         Exhibit 10.17     Amendment Number One to Employment Agreement effective as of September 1, 2000 between
                           Accredo Health, Incorporated and Thomas W. Bell, Jr.


(b)      Reports on Form 8-K

         On October 30, 2000, we filed a Current Report on Form 8-K to disclose supplemental information, in accordance with Regulation FD, that was discussed during our quarterly earnings conference call held on October 30, 2000 and that may be displayed as slides at future investor conferences.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


February 14, 2001                   Accredo Health, Incorporated
                                    /s/ David D. Stevens
                                    --------------------------------

                                    David D. Stevens
                                    Chairman of the Board and
                                    Chief Executive Officer


                                    /s/ Joel R. Kimbrough
                                    --------------------------------

                                    Joel R. Kimbrough
                                    Senior Vice President, Chief
                                    Financial Officer and Treasurer

                                  Exhibit Index

Exhibit
Number                     Description of Exhibits
-------                    -----------------------
  3.1    Certificate of Amendment of the Certificate of Incorporation of Accredo
         Health, Incorporated

 10.1    Distribution Agreement, dated October 3, 2000, between MedImmune,
         Incorporated and Nova Factor, Inc (The Company has requested confidential treatment with respect to certain portions of this Exhibit.)

 10.2    Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November
         1, 2000

 10.3    Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November
         1, 2000

 10.4    Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated
         November 1, 2000

 10.5    Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated
         November 1, 2000

 10.6    Non-Qualified Stock Option Agreement of Dick R. Gourley dated November
         1, 2000

 10.7    Non-Qualified Stock Option Agreement of Dick R. Gourley dated November
         16, 2000

 10.8    Incentive Stock Option Agreement of David D. Stevens dated November 1,
         2000

 10.9    Incentive Stock Option Agreement of John R. Grow dated November 1, 2000

10.10    Incentive Stock Option Agreement of Joel R. Kimbrough dated November 1,
         2000

10.11    Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated November
         1, 2000

10.12    Incentive Stock Option Agreement of Kyle J. Callahan dated November 1,
         2000

10.13    Amendment Number One to Employment Agreement effective as of September
         1, 2000 between Accredo Health, Incorporated and David D. Stevens

10.14    Amendment Number One to Employment Agreement effective as of September
         1, 2000 between Accredo Health, Incorporated and John R. Grow

10.15    Amendment Number One to Employment Agreement effective as of September
         1, 2000 between Accredo Health, Incorporated and Joel R. Kimbrough

10.16    Amendment Number One to Employment Agreement effective as of September
         1, 2000 between Accredo Health, Incorporated and Kyle J. Callahan

10.17    Amendment Number One to Employment Agreement effective as of September
         1, 2000 between Accredo Health, Incorporated and Thomas W. Bell, Jr.