Form 10-Q
period 2001-03-31
ACCREDO HEALTH INC
filed 2001-05-15
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                 TO
                                       ---------------    ---------------

                        COMMISSION FILE NUMBER 000-25769

                          ACCREDO HEALTH, INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                    62-1642871
     -------------------------------                   -------------------
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

Yes [ ] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      CLASS                                OUTSTANDING AT April 30, 2001
         COMMON STOCK, $0.01 PAR VALUE................                25,849,064
                                                                      ----------
         TOTAL COMMON STOCK...........................                25,849,064
                                                                      ==========

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX


Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (unaudited) For the three months and nine months ended March 31, 2000 and 2001

         Condensed Consolidated Balance Sheets
             June 30, 2000 and March 31, 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows (unaudited)
             For the nine months ended March 31, 2000 and 2001

         Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Part II - OTHER INFORMATION

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Note: Items 1, 2, 3 and 4 of Part II are omitted because they are not applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                       Nine Months Ended March 31,                Three Months Ended March 31,
                                                       ---------------------------                ----------------------------
                                                          2001              2000                     2001               2000
                                                       ---------         ---------                ---------          ---------
Net patient service revenue                            $ 325,814         $ 241,413                $ 120,406          $  86,788
Other revenue                                             11,075            11,483                    3,551              4,092
Equity in net income of joint ventures                       838             1,722                      323                512
                                                       ---------         ---------                ---------          ---------
Total revenues                                           337,727           254,618                  124,280             91,392

Cost of services                                         289,320           217,450                  106,861             77,669
                                                       ---------         ---------                ---------          ---------
Gross profit                                              48,407            37,168                   17,419             13,723

General & administrative                                  21,861            17,089                    7,650              6,011
Bad debts                                                  4,729             4,549                    1,535              1,587
Depreciation and amortization                              3,061             2,404                    1,021                939
                                                       ---------         ---------                ---------          ---------
Income from operations                                    18,756            13,126                    7,213              5,186

Interest (income) expense, net                            (2,126)            1,498                     (870)               714
Minority interest in consolidated subsidiary                 476                --                      170                 --
                                                       ---------         ---------                ---------          ---------
Income before income taxes                                20,406            11,628                    7,913              4,472

Provision for income taxes                                 8,086             4,580                    3,124              1,740
                                                       ---------         ---------                ---------          ---------
Net income                                             $  12,320         $   7,048                $   4,789          $   2,732
                                                       =========         =========                =========          =========

Cash dividends declared on common stock                 $     --          $     --                $      --          $      --
                                                       =========         =========                =========          =========

Earnings per share:
    Basic                                              $    0.50         $    0.34                $    0.19          $    0.13
    Diluted                                            $    0.48         $    0.32                $    0.18          $    0.12

     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                       (Unaudited)
                                                                                         March 31,          June 30,
                                                                                           2001               2000
                                                                                       ------------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                                      $   69,998          $   10,204
        Marketable securities                                                               1,499                  --
        Patient accounts receivable, less allowance for
            doubtful accounts of $11,297 at March 31, 2001
            and $8,395 at June 30, 2000                                                    78,619              68,417
        Due from affiliates                                                                 3,262               1,634
        Other accounts receivable                                                           9,458               7,420
        Inventories                                                                        33,239              32,342
        Prepaids and other current assets                                                     556                 770
        Deferred income taxes                                                               4,619               3,133
                                                                                       ----------          ----------
Total current assets                                                                      201,250             123,920

Property and equipment, net                                                                 7,296               6,992
Other assets:
        Joint venture investments                                                           2,499               2,056
        Goodwill and other intangible assets, net                                          70,960              72,261
                                                                                       ----------          ----------
Total assets                                                                           $  282,005          $  205,229
                                                                                       ==========          ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                               $   89,024          $   79,677
        Accrued expenses                                                                    6,054               7,115
        Income taxes payable                                                                  640               1,289
        Line of credit                                                                         --                 200
                                                                                       ----------          ----------
Total current liabilities                                                                  95,718              88,281

Long-term notes payable                                                                        --              37,000
Deferred income taxes                                                                       1,903               1,355
Minority interest in consolidated joint venture                                             1,286               1,049
Stockholders' equity:
        Undesignated Preferred Stock, 5,000,000 shares
            authorized, no shares issued                                                       --                  --
        Common Stock, $.01 par value; 50,000,000 shares authorized;
            25,849,064 and 21,160,452 shares issued and outstanding
            at March 31, 2001 and June 30, 2000, respectively                                 258                 141
        Additional paid-in capital                                                        159,956              66,838
        Retained earnings                                                                  22,884              10,565
                                                                                       ----------          ----------
Total stockholders' equity                                                                183,098              77,544
                                                                                       ----------          ----------

Total liabilities and stockholders' equity                                             $  282,005          $  205,229
                                                                                       ==========          ==========

     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                                         Nine Months Ended
                                                                                             March 31,
                                                                                       2001            2000
                                                                                  -----------------------------
OPERATING ACTIVITIES:
Net income                                                                        $   12,320       $    7,048

Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                  3,061            2,404
        Provision for losses on accounts receivable                                    4,729            4,549
        Deferred income tax benefit                                                     (989)            (998)
        Compensation resulting from stock transactions                                   139              138
        Tax benefit of disqualifying disposition of stock options                      2,506            1,469
        Minority interest in income of consolidated joint venture                        476               --
Changes in operating assets and liabilities:
        Patient receivables and other                                                (16,969)         (16,802)
        Due from affiliates                                                           (1,628)          (1,110)
        Inventories                                                                     (898)         (11,477)
        Prepaids and other current assets                                                 89              (91)
        Accounts payable and accrued expenses                                          8,286           23,216
        Income taxes payable                                                            (649)            (336)
                                                                                  ----------       ----------
Net cash provided by operating activities                                             10,473            8,010

INVESTING ACTIVITIES:
Purchases of marketable securities                                                   (11,499)              --
Proceeds from maturities of marketable securities                                     10,000               --
Purchases of property and equipment                                                   (1,419)          (2,876)
Business acquisitions and joint venture investments                                     (520)         (22,490)
Change in joint venture investments, net                                                (683)          (1,712)
                                                                                  ----------       ----------
Net cash used in investing activities                                                 (4,121)         (27,078)

FINANCING ACTIVITIES:
Increase (decrease) in long-term notes payable                                       (37,200)          21,000
Issuance of common stock                                                              91,225            1,493
Payment of costs related to public offerings                                            (583)            (467)
                                                                                  ----------       ----------
Net cash provided by financing activities                                             53,442           22,026

                                                                                  ----------       ----------
Increase in cash and cash equivalents                                                 59,794            2,958

Cash and cash equivalents at beginning of period                                      10,204            5,542
                                                                                  ----------       ----------
Cash and cash equivalents at end of period                                        $   69,998       $    8,500
                                                                                  ==========       ==========

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2001

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the "Company" or "Accredo") have been included. Operating results for the three and nine-month periods ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2001.

         Certain amounts in the period ended March 31, 2000 have been reclassified to conform to the March 31, 2001 presentation.

         The balance sheet at June 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2000.

2.       STOCKHOLDERS' EQUITY

         During the quarter ended March 31, 2001, employees exercised stock options to acquire 389,471 shares of Accredo common stock at a weighted exercise price of $3.355 per share.

3.       STOCK SPLIT

         On January 29, 2001, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 9, 2001. Shareholders received one additional share of common stock on February 23, 2001 for every two shares held on the record date. The Company has adjusted earnings per share and all other share related information to reflect the stock split.

4.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

                                                            Nine Months Ended March 31,            Three Months Ended March 31,
                                                         ---------------------------------       ---------------------------------
                                                               2001              2000                 2001               2000
                                                         ---------------------------------       ---------------------------------
Numerator for basic and diluted income per
  share to common stockholders:

       Net income                                        $      12,320       $       7,048       $       4,789       $       2,732
                                                         =============       =============       =============       =============

Denominator:

       Denominator for basic income per
         share to common stockholders -
         weighted-average shares                            24,700,863          20,647,116          25,662,716          20,854,646
       Effect of dilutive stock options                      1,197,028           1,464,947           1,073,131           1,422,342
                                                         -------------       -------------       -------------       -------------

       Denominator for diluted income per
         share to common stockholders -
         adjusted weighted-average shares                   25,897,891          22,112,063          26,735,847          22,276,988
                                                         =============       =============       =============       =============

Earnings per common share:

       Basic                                             $        0.50       $        0.34       $        0.19       $        0.13
       Diluted                                           $        0.48       $        0.32       $        0.18       $        0.12

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

REVENUES

Total revenues increased 36% from $91.4 million to $124.3 million from the three months ended March 31, 2000 to the three months ended March 31, 2001. Net patient service revenues increased 39% from $86.8 million to $120.4 million from the three months ended March 31, 2000 to the three months ended March 31, 2001. We continue to experience growth in our treatments for growth hormone disorders, hemophilia and Multiple Sclerosis as a result of the addition of new patients as well as additional sales to existing patients. We also had a significant increase in our seasonal drug SYNAGIS(R) for the treatment of Respiratory Synctial Virus as a result of increased patient volume.

Equity in net income of joint ventures decreased $189,000 from the three months ended March 31, 2000 to the three months ended March 31, 2001 primarily due to the acquisition of an additional 30% interest in the joint venture Childrens Hemophilia Services effective April 1, 2000. The results of operations of the joint venture have been consolidated with the Company's results of operations since the date of acquisition and, therefore, are no longer recorded using the equity method of accounting.

COST OF SERVICES

Cost of services increased from $77.7 million to $106.9 million, or 38%, from the three months ended March 31, 2000 to the three months ended March 31, 2001, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services increased from 85.0% to 86.0% from the three months ended March 31, 2000 to the three months ended March 31, 2001. Gross margins for the individual product lines have remained relatively stable; however, a change in product mix resulted in a decrease in the composite gross margin this quarter. The primary drivers of the change in product mix were SYNAGIS(R) and hemophilia factor. SYNAGIS(R), which has a higher acquisition cost as a percentage of revenues than most of our other products, represented a larger percentage of net revenues than in previous quarters. Conversely, hemophilia factor, which has a lower acquisition cost as a percentage of revenues than most of our other products, represented a lower percentage of net revenues.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $6.0 million to $7.7 million, or 28%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 6.6% and 6.2% of revenues for the three months ended March 31, 2000 and 2001, respectively.

BAD DEBTS

Bad debts decreased from $1,587,000 to $1,535,000, or 3%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. As a percentage of revenues, bad debt expense decreased from 1.7% to 1.2% from the three months ended March 31, 2000 to the three months ended March 31, 2001. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by Pharmacy Benefit Managers versus a major medical benefit plan. The majority of reimbursement for both AVONEX(R) and SYNAGIS(R) (which represented a larger percentage of our revenues in the third quarter) is being provided by Pharmacy Benefit Managers, and therefore is subject to lower co-payment and deductible amounts (typically $10 to $15). In addition, hemophilia factor, which has higher co-payment and deductible amounts, represented a lower percentage of our revenues.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $302,000 to $367,000 from the three months ended March 31, 2000 to the three months ended March 31, 2001 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets increased from $637,000 to $654,000 from the three months ended March 31, 2000 to the three months ended March 31, 2001 due to acquisitions made in fiscal year 2000.

INTEREST INCOME/EXPENSE, NET

Interest expense, net, amounted to $714,000 for the three months ended March 31, 2000 compared to interest income, net, of $870,000 for the three months ended March 31, 2001. This change, amounting to $1,584,000, is due to the repayment of our debt with the proceeds of the stock offering completed during the first quarter of fiscal 2001, the investment of the excess cash from the offering and the sale of an interest rate swap for $350,000. We generated interest income of approximately $48,000 and $879,000 in the three months ended March 31, 2000 and 2001, respectively.

INCOME TAX EXPENSE

The effective tax rate was 38.9% and 39.5% for the three months ended March 31, 2000 and 2001, respectively. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $204,000 and $197,000 of nondeductible amortization expense in the three months ended March 31, 2000 and 2001, respectively, and state income taxes.

NINE MONTHS ENDED MARCH 31, 2001 COMPARED TO NINE MONTHS ENDED MARCH 31, 2000

REVENUES

Total revenues increased 33% from $254.6 million to $337.7 million from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. Net patient service revenues increased 35% from $241.4 million to $325.8 million from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. We continue to experience growth in our treatments for growth harmone disorders, hemophilia, Gaucher Disease and Multiple Sclerosis as a result of the addition of new patients as well as additional sales to existing patients. We also had a significant increase in our seasonal drug SYNAGIS(R) for the treatment of Respiratory Synctial Virus as a result of increased patient volume.

Equity in net income of joint ventures decreased $0.9 million from the nine months ended March 31, 2000 to the nine months ended March 31, 2001 primarily due to the acquisition of an additional 30% interest in the joint venture Childrens Hemophilia Services effective April 1, 2000. The results of operations of the joint venture have been consolidated with the Company's results of operations since the date of acquisition and, therefore, are no longer recorded using the equity method of accounting.

COST OF SERVICES

Cost of services increased from $217.5 million to $289.3 million, or 33%, from the nine months ended March 31, 2000 to the nine months ended March 31, 2001, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services increased from 85.4% to 85.7% from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. This increase is primarily the result of changes in the revenue mix by therapy type and more specifically increased sales of SYNAGIS(R) which has a higher acquisition cost as a percentage of revenues than many of the other drugs we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $17.1 million to $21.9 million, or 28%, from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 6.7% and 6.5% of revenues for the nine months ended March 31, 2000 and 2001, respectively.

BAD DEBTS

Bad debts increased from $4,549,000 to $4,729,000, or 4%, from the nine months ended March 31, 2000 to the nine months ended March 31, 2001 primarily due to the increase in revenues. However, bad debt expense decreased from 1.8% of revenues to 1.4% of revenues from the nine months ended March 31, 2000 to the nine months ended March 31, 2001. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by Pharmacy Benefit Managers versus a major medical benefit plan. The majority of reimbursement for both AVONEX(R) and SYNAGIS(R) is being provided by Pharmacy Benefit Managers, and therefore is subject to lower co-payment and deductible amounts (typically $10 to $15) resulting in lower bad debt.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $750,000 to $1,115,000 from the nine months ended March 31, 2000 to the nine months ended March 31, 2001 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets increased from $1,654,000 to $1,946,000 from the nine months ended March 31, 2000 to the nine months ended March 31, 2001 due to acquisitions made in fiscal year 2000.

INTEREST INCOME/EXPENSE, NET

Interest expense, net, amounted to $1,498,000 for the nine months ended March 31, 2000 compared to interest income, net, of $2,126,000 for the nine months ended March 31, 2001. This change, amounting to $3,624,000, is due to the repayment of our debt with the proceeds of the stock offering completed during the first quarter of fiscal 2001, the investment of the excess cash from the offering and the sale of an interest rate swap for $350,000. We generated interest income of approximately $157,000 and $2,582,000 in the nine months ended March 31, 2000 and 2001, respectively.

INCOME TAX EXPENSE

The effective tax rate was 39.4% and 39.6% for the nine months ended March 31, 2000 and 2001, respectively. The difference between the recognized tax rate and the statutory tax rate was primarily attributed to approximately $612,000 and $591,000 of nondeductible amortization expense in the nine months ended March 31, 2000 and 2001, respectively, and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, our working capital was $105.5 million, cash and cash equivalents were $70.0 million, marketable securities were $1.5 million and the current ratio was 2.1 to 1.0.

Cash provided by operations was $10.5 million for the nine months ended March 31, 2001. During the nine months ended March 31, 2001, accounts receivable increased $12.2 million, inventories increased $0.9 million and accounts payable and accrued expenses increased $8.3 million. The changes are primarily due to our revenue growth and the timing of the collection of receivables, purchases of inventory and payments of accounts payable.

Net cash used in investing activities was $4.1 million for the nine months ended March 31, 2001. Cash used in investing activities primarily consisted of $1.5 million for net purchases of marketable securities, which have an initial maturity date of greater than 90 days, and $1.4 million for purchases of property and equipment.

Net cash provided by financing activities was $53.4 million for the nine months ended March 31, 2001. Net cash provided by financing activities consisted primarily of $88.3 million of net proceeds from the common stock offering completed in the first quarter plus $2.3 million from the proceeds of stock option exercises less $37.2 million of net repayments on the revolving line of credit.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the year ending June 30, 2001 will consist primarily of additional computer hardware, leasehold improvements and a fully integrated pharmacy and reimbursement software system to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2001 to be approximately $5.5 million, exclusive of any acquisitions of businesses, and expect to fund these expenditures through cash provided by operating activities and/or borrowings under our revolving credit agreement.

We have amended our $60,000,000 revolving credit facility under the terms of our existing credit agreement. The amendment has allowed us to reduce the nonuse fees by decreasing the commitment on which fees are paid to $30,000,000 and by reducing the nonuse fee interest rate. We may increase the commitment up to $60,000,000 upon (i) 15 days written notice, (ii) the payment of an additional commitment fee and (iii) delivery of a current compliance certificate demonstrating no event of default exists and will not exist following the increase in the commitment. The amendment also includes changes to the applicable London Inter-Bank Offered Rate and Prime Rate margins, a change in the funded debt to cash flow ratio to not more than 2.75 to 1.0, and a two-year extension to the loan termination date to December 1, 2003.

Interest on loans under the credit agreement accrues at a variable rate index based on the prime rate or the London Inter-Bank Offered Rate for one, two, three or six months (as selected by us), plus a margin depending on the amount of our debt to cash flow ratio as defined by the credit agreement and measured at the end of each quarter for prospective periods. As of March 31, 2001, there were no borrowings outstanding under the line of credit.

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

         We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

                                NINE MONTHS                                FISCAL YEAR ENDED
                                   ENDED                ----------------------------------------------------------
                              March 31, 2001            JUNE 30, 2000          JUNE 30, 1999         JUNE 30, 1998
                              --------------            -------------          -------------         -------------
Biogen, Genzyme,
and Genentech                      66%                       71%                    72%                   75%

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

IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR CANCELLED, OUR BUSINESS COULD BE HARMED.

         We have significant relationships with five medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 1999 and 2000 and the nine months ended March 31, 2001, we received approximately 23%, 12% and 4%, respectively, of our earnings before income taxes and extraordinary item from equity in the net income of unconsolidated joint ventures associated with these relationships.

         As of April 1, 2000, our ownership was increased to 80% in one of our joint ventures with Children's Home Care, Inc. and the financial results of this joint venture are now included in our consolidated financial results. This consolidated joint venture represented approximately 9% of our income before income taxes for the nine months ended March 31, 2001.

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

RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE OUR PRICING AND MARGINS.

         Many government payors, including Medicare and Medicaid, pay us directly or indirectly at the drug's average wholesale price (or AWP) or at a percentage off AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by a private company, First DataBank, Inc. Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the Wall Street Journal, there are also several whistleblower lawsuits pending against various drug manufacturers. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. Bayer Corporation, one of the Company's suppliers of clotting factor, recently agreed to pay $14 million in a settlement with the federal government and 45 states regarding these charges. Bayer also entered into a 5 year corporate integrity agreement with the government, in which Bayer agreed to provide average selling prices of its drugs to the government. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic AWP for a number of the clotting factor and IVIG products that we sell.

         A number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey. The Health Care Financing Administration (or HCFA) had also announced that Medicare intermediaries should calculate the amount that they pay for certain drugs by using the lower prices on the First DataBank Market Price Survey. However, the proposal to include clotting factor in the lower Medicare pricing has been withdrawn. Instead, HCFA has announced that it will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to lower AWP pricing for factor.

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

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. We estimate that approximately 18% of our gross patient service revenues for the fiscal years ended June 30, 1999 and 2000 and 20% of our gross patient service revenues for the nine months ended March 31, 2001 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely effect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 1999 and 2000 and the nine months ended March 31, 2001 we derived approximately 82%, 82% and 80% respectively of our gross patient service revenue from non-governmental payors (including self-pay), which included 6%, 5% and 4%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

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

IF WE ARE UNABLE TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS WILL BE HARMED.

         Our rapid growth over the past several years has placed a strain on our resources, and if we cannot effectively manage our growth, our business, financial condition and results of operations could be materially and adversely affected. We have experienced a large increase in the number of our employees, the size of our programs and the scope of our operations. Our ability to manage this growth and be successful in the future will depend partly on our ability to retain skilled employees, enhance our management team and improve our management information and financial control systems.

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

         If the amortization period for a material portion of goodwill is overly long, it causes an overstatement of earnings in periods immediately following the transaction in which the goodwill was recorded. In later periods, it causes earnings to be understated because of an amortization charge for an asset that no longer provides a corresponding benefit. Earnings in later periods could also be significantly affected if the remaining balance of goodwill is impaired and written off as a charge against earnings. We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of March 31, 2001, we had goodwill, net of accumulated amortization, of approximately $68.2 million, or 24% of total assets and 37% of stockholders' equity.

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

OUR INDUSTRY IS SUBJECT TO EXTENSIVE GOVERNMENT REGULATION AND NONCOMPLIANCE BY US OR OUR SUPPLIERS COULD HARM OUR BUSINESS.

         The marketing, sale and purchase of drugs and medical supplies is extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, we could suffer a material adverse effect on our business, financial condition and results of operations. Our business could also be materially and adversely affected if the suppliers or clients we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation, and have not been addressed by substantive court decisions.

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

         - The Department of Health and Human Services recently issued regulations implementing the Administrative Simplification provision of HIPAA concerning the maintenance and transmission and security of electronic health information, particularly individually identifiable information. The new regulations, when effective, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to the impact of financial market risk is currently not significant. Our primary financial market risk exposure consists of interest rate risk related to interest income from our short term investments in money market and high quality short term debt securities with maturities of twelve months or less that we intend to hold to maturity. We have invested and expect to continue to invest a substantial portion of our excess cash in such securities. Generally, if the overall average return on such securities had decreased 10% from the average return during the nine months and quarter ended March 31, 2001, then our interest income would have decreased, and pre-tax income would have decreased approximately $258,000 and $88,000 respectively for those periods. This amount was determined by considering the impact of a hypothetical change in interest rates on our interest income. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

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

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On January 29, 2001, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 9, 2001. Shareholders received one additional share of common stock on February 23, 2001 for every two shares held on the record date. The Company has adjusted current and historical earnings per share and other share related information to reflect the stock split.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         Exhibit 10.1      Amendment No. 6 dated as of January 1, 2001 to Loan and Security Agreement as amended dated as of June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America,
                           N.A., and First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank
                           of America, N.A., as Agent.

(b)      Reports on Form 8-K

         None.

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2001                           Accredo Health, Incorporated



                                       /s/ David D. Stevens
                                       ----------------------------------------
                                       David D. Stevens
                                       Chairman of the Board and
                                       Chief Executive Officer



                                       /s/ Joel R. Kimbrough
                                       ----------------------------------------
                                       Joel R. Kimbrough
                                       Senior Vice President, Chief
                                       Financial Officer and Treasurer

                                  Exhibit Index

Exhibit
Number                                                   Description of Exhibits
-------                                                  -----------------------
10.1              Amendment No. 6 dated as of January 1, 2001 to Loan and Security Agreement as amended dated as of
                  June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A., and First
                  Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A., as Agent.