Form 10-K
period 2001-06-30
ACCREDO HEALTH INC
filed 2001-09-28
CIK 1068887

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
(MARK ONE)

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL YEAR ENDED JUNE 30, 2001

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

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Company was $712,545,632 as of September 18, 2001, based upon the closing price of such stock as reported on the Nasdaq National Market System ("Nasdaq Stock Market") on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 26,021,675 shares of common stock, $.01 par value, outstanding at September 18, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Registrant's Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, the demand for our services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, reliance on key payor relationships, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

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

     We sell a limited number of drugs to our patients. We mainly focus our services on drugs that:

     - are used on a recurring basis to treat chronic and potentially life-threatening diseases;

     - are expensive, with annual costs generally ranging from approximately $8,000 to $200,000 per patient;

     - are administered through injection; and

     - require temperature control or other specialized handling.

     We have agreements with five biopharmaceutical manufacturers to provide specialized contract pharmacy services. Although our agreements are not exclusive, our status generally means that we are a recommended provider of the manufacturer's drug to patients and physicians. These agreements also contain favorable pricing from the manufacturer and compensate us for our specialized services. The terms of these agreements may be adjusted periodically in the event of changed market conditions or required service levels.

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

     In October 1999, we acquired two pharmacies located in Florida and California from Home Medical of America, Inc. through a newly created subsidiary, AHI Pharmacies, Inc. We also acquired all of the outstanding stock of Sunrise Health Management, Inc. ("SHM") on December 1, 1999.

     During fiscal year ended June 30, 2001, we consummated a second public offering of our common stock in August 2000 and acquired all of the outstanding stock of Pharmacare Resources, Inc. and a related company NCL Management, Inc. in May 2001.

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

     Prior to product launch, we offer:

     - consulting services related to strategic pricing decisions;

     - analyses and information to assist manufacturers in evaluating payor mix and pricing strategies for their new drugs;

     - testing of a manufacturer's packaging to assess maintenance of product temperatures and to determine whether the packaging system will meet the product's unique needs during normal shipping conditions;

     - advice on injection and infusion supplies related to the drug therapy and assistance in procuring supplies and customized packaging for infusion supply kits; and

     - clinical guidelines that assist nurses and caregivers in learning how to safely and effectively administer a drug, including sterilization techniques, supplies needed and infusion time required.

     Following product launch, we offer:

     - clinical hotlines that allow the physician or patient caregiver to inquire about product usage, adverse drug reactions and other clinical questions;

     - reimbursement hotlines for patients and health care professionals;

     - support for manufacturers' patient assistance programs for patients without the financial ability to otherwise acquire needed drugs and services;

     - replacement drug and supply programs that replenish patients' inventory of products or supplies that become damaged;

     - home care coordination programs that provide patient assistance in training, identify home care providers and transfer clinical information to all caregivers; and

     - triage services that refer patients to the appropriate provider based on the patients' insurance provider network.

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

     Clinical Services. We work with the patient and the patient's physician to implement the prescribed plan of care. Each patient is assigned to a team consisting of a pharmacist, a customer service representative and a reimbursement specialist. Generally, each patient's team members specialize only in that patient's disease and work only with payors and providers in that patient's geographic region. In helping to implement the prescribed plan of care; we:

     - help patients understand their medication and treatment program;

     - help patients manage potential side effects and adverse reactions that may occur so that patients are less likely to discontinue therapy;

     - help coordinate backup care in the event of a medical emergency; and

     - help patients establish an inventory management and record keeping system.

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

     Delivery Services. We provide timely delivery of drugs and ancillary supplies directly to the patient or the patient's physician in packaging specially designed to maintain appropriate temperatures. The package typically contains all of the supplies required for administration in the patient's home or in other alternate sites. Substantially all products are shipped from our two primary pharmacy locations in Memphis and Nashville, Tennessee. We also maintain satellite pharmacy locations in Dallas-Ft. Worth, Texas; Birmingham, Alabama; Atlanta, Georgia; Garden Grove, California; Charlotte, North Carolina; Jacksonville, Florida; Elmsford, New York and Milford, Massachussetts. We ship our products via FedEx.

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

     Multiple Sclerosis. Multiple Sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing Multiple Sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flare-ups of the disease. Industry sources estimate that Multiple Sclerosis affects between 250,000 and 350,000 people in the United States, approximately two-thirds of whom are women. Disease onset typically occurs in young adults between the ages of 20 and 40. Of the patients diagnosed with Multiple Sclerosis in the United States, about 90% of patients initially have relapsing Multiple Sclerosis and about half of those patients go on to develop a progressive form of the disease. About 10% of patients exhibit a progressive form of the disease at onset. Industry sources estimate that of the persons currently affected by Multiple Sclerosis in the United States, approximately 50% have a relapsing form of the disease, and approximately 50% have a progressive form. There are currently three FDA-approved products used for treating relapsing Multiple
Sclerosis:

     - AVONEX(R), which is manufactured by Biogen, Inc.;

     - Betaseron(R), which is manufactured by Chiron Corporation; and

     - Copaxone(R), which is manufactured by Teva Pharmaceutical Industries Limited.

     Biogen's AVONEX(R) product is the only FDA-approved product shown to slow the accumulation of disability in patients with relapsing forms of Multiple Sclerosis and, as a result, AVONEX(R), which is generally administered via a single intramuscular injection once per week, is used by a majority of such patients in the United States currently on drug therapy.

     Effective January 2000, we entered into amended and restated agreements with Biogen pursuant to which we dispense AVONEX(R) and provide various services and information to Biogen. The pricing of AVONEX(R) under our agreements with Biogen, as well as the scope and pricing of services provided by us, are subject to periodic adjustment. Our agreements with Biogen have an initial term of three years ending December 31, 2002 and are terminable by either party for any reason with 90 days prior notice. In addition, our agreements provide that as long as we are the only preferred home delivery service provider approved by Biogen (other than providers to Medicaid patients in some states), we may not, without Biogen's approval, sell any products that compete with AVONEX(R) for the treatment of Multiple Sclerosis. We do not have exclusive rights to sell AVONEX(R), and Biogen has reserved the right under our agreement to sell AVONEX(R) directly or to appoint other providers of home delivery pharmacy services for AVONEX(R), but any such action would eliminate our exclusivity obligations.

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

     We have a longstanding relationship with Genzyme relating to Ceredase(R) and Cerezyme(R). Ceredase(R) and Cerezyme(R) are administered by intravenous infusion. Dosing frequencies vary, but a typical dosing regimen involves administration once every two weeks. Pursuant to our current agreement with Genzyme, we dispense Ceredase(R) and Cerezyme(R) in the United States and provide various information and other services to Genzyme. The pricing of Ceredase(R) and Cerezyme(R) under our agreement with Genzyme, as well as the scope and pricing of services that we provide, are subject to periodic adjustment. Our agreement with Genzyme automatically renews on an annual basis unless either party provides 90 days prior notice of non-renewal, and is terminable by either party for any reason with 60 days prior notice. In addition, the agreement provides that, during the term of the agreement and for a period of five years after its termination, we may not sell any prescription drug for the treatment of Gaucher Disease other than Ceredase(R) and Cerezyme(R). We do not have exclusive rights to sell Ceredase(R) or Cerezyme(R). Genzyme has reserved the right under the agreement to sell these products directly or to appoint other distributors of these products, but any such action would eliminate our exclusivity obligations.

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

     There are currently six major suppliers of FDA-approved products used for treating hemophilia. We purchase products from all six suppliers. Historically, no supplier is responsible for a majority of our hemophilia product purchases.

     Growth Hormone-Related Disorders. A major treatable cause of growth delay in children is growth hormone deficiency. It is estimated that there are approximately 20,000 pediatric patients in the United States who are candidates for growth hormone therapy. The market for growth hormone products is relatively mature, and currently five manufacturers sell eleven FDA-approved growth hormone products for a variety of indications. However, a majority of patients currently being treated with growth hormone products use one of Genentech's growth hormone products, Protropin(R), Nutropin(R), Nutropin AQ(R) or Nutropin Depot(TM), the first long-acting dosage form of recombinant human growth hormone. Genentech began shipping Nutropin Depot(TM) to distributors in June 2000.

     We have purchasing relationships with all five manufacturers of growth hormone products used in the United States, including a longstanding relationship with Genentech. Typically, patients or family members administer growth hormone products at home without the presence of a nurse. Most growth hormone products require administration by injection several times per week, and in some cases daily. In contrast, Nutropin Depot(TM) may be administered as infrequently as monthly or bi-monthly. We have entered into a distribution agreement with Genentech in which we also provide various information and other services relating to Genentech's human growth hormone products, Protropin(R), Nutropin(R), Nutropin AQ(R) and Nutropin Depot(TM) in the United States. Under the agreement, the pricing of Protropin(R), Nutropin(R), Nutropin AQ(R) and Nutropin Depot(TM) under the distribution agreement, as well as the scope and pricing of the services provided by us, are subject to periodic adjustment. The distribution agreement has an initial term that has been extended to December 31, 2002. The agreement may be terminated by Genentech if we are acquired by one of their competitors and may be terminated by either party for cause following a 60-day right to cure or in the event of bankruptcy, insolvency or similar events affecting the other party. We do not have exclusive rights to distribute Protropin(R), Nutropin(R), Nutropin AQ(R) and Nutropin Depot(TM). Genentech has reserved the right under our agreement to sell these drugs directly or to appoint other distributors of these drugs.

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

     In August 1998, we established a preferred relationship with Centocor relating to REMICADE(TM). Under an agreement that we have with Centocor, we dispense REMICADE(TM) and provide various information and other services to Centocor. The pricing of REMICADE(TM) under our agreement with Centocor, as well as the scope and pricing of the services provided by us, are subject to periodic adjustment. Our agreement with Centocor has an initial term of three years ending August 2001 and renews on an annual basis thereafter. We do not have any exclusive rights to sell REMICADE(TM), and Centocor has reserved the right under the agreement to sell REMICADE(TM) directly or to appoint distributors or other providers of pharmacy services for REMICADE(TM).

     Rheumatoid Arthritis. Rheumatoid arthritis is a chronic disease in which the inflammation of various joints in the body leads to swelling, pain, and eventual loss of function. It is estimated that Rheumatoid Arthritis affects approximately 2.5 million patients in the United States. Three general classes of drugs are commonly used in the treatment of Rheumatoid Arthritis:

     - anti-rheumatic drugs that slow the progression and treat the symptoms of the disease, such as REMICADE(TM) and Enbrel(TM);

     - corticosteroids, which reduce inflammation and regulate the immune system; and

     - non-steroidal agents that reduce inflammation and decrease pain and other symptoms.

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

     Prior to October 1999, we did not offer IVIG products on a retail basis. In an effort to improve the overall effectiveness of a patient's medication, many physicians prescribe IVIG in combination with existing drug therapies to treat chronic diseases such as Multiple Sclerosis and rheumatoid arthritis. This trend contributed to our decision to make two acquisitions in fiscal year 2000 through which we gained access to the retail IVIG market. We subsequently acquired another IVIG distributor in May 2001. Because IVIG is collected and processed from human donors, the IVIG product market is somewhat limited by supply constraints.

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

     Respiratory syncytial virus is seasonal, with the disease striking primarily during the period of October through April. We renewed our relationship with MedImmune for the 2000-2001 respiratory syncytial virus season by executing a new distribution agreement on October 3, 2000. The distribution agreement with MedImmune automatically renews on an annual basis unless either party provides 30 days prior notice of non-renewal and is terminable by either party for any reason on 30 days notice. We do not have the exclusive right to sell Synagis(R), although we were the national preferred assignment of benefits distributor of the drug for the 2000-2001 respiratory syncytial virus season. We are in discussions with MedImmune to renew our agreement for the 2001-2002 season.

SUPPLIERS

     The drugs that we dispense, other than growth hormones, IVIG and other blood-related products, are available only from single sources:

     - Genzyme, with respect to Ceredase(R) and Cerezyme(R);

     - Biogen, with respect to AVONEX(R);

     - Centocor with respect to REMICADE(TM); and

     - MedImmune, with respect to Synagis(R).

     Although there are four other manufacturers of FDA-approved growth hormone products, Genentech's products collectively enjoy a market share that exceeds the aggregate of all other individual manufacturers of growth hormone products. Accordingly, in the event that one or more of our current suppliers of products (other than IVIG and other blood-related products) were to cease selling products to us, our business, financial condition and results of operations would be materially and adversely affected.

     Our agreements with our key suppliers generally may be canceled by either party, without cause, upon between 30 and 90 days prior notice. Furthermore, both we and our suppliers periodically adjust the acquisition cost and other terms for the drugs and related supplies covered by such contracts. In addition, our agreements with our suppliers generally provide that during the term of the agreements (and, in some instances, for as much as five years after termination of the agreements), we may not distribute any competing products. We do not have any exclusive rights to dispense our products, and our suppliers have generally reserved the right under their agreements with us to distribute their products directly or to appoint other distributors of their products. See "Risk
Factors -- We are highly dependent on our relationships with a limited number of biopharmaceutical manufacturers." and "Business -- Disease Markets and Related Products."

     We have supply contracts with all six major suppliers of clotting factor and all five major suppliers of IVIG in the United States, and no supplier is responsible for a majority of our hemophilia or IVIG product purchases. However, an industry wide recombinant factor VIII product shortage has existed for some time, as a result of the manufacturers' being unable to increase production to meet rising global demand. Several events have occurred which prolonged the industry wide shortage of product.

     Approximately ten months ago, Bayer Corporation released its second-generation recombinant factor VIII product, Kogenate FS, and phased out the original Kogenate. The new product was not produced in sufficient quantity to serve all of the previous Kogenate users. Furthermore, Bayer Corporation has not released Kogenate FS onto the U.S. market since mid-December, 2000 (as a voluntary measure) so that it could follow-up on observations made by the FDA during a December 2000 inspection of its Berkeley facility. This has also impacted Aventis-Behring's ability to ship its product Helixate FS, as it is manufactured under an arrangement with Bayer Corporation.

     Due to the lack of Bayer product, increased demand was placed on Baxter Hyland Immuno's Recombinate product, which was put on allocation. Product availability was further reduced when, on February 28, 2001, Baxter announced the temporary closing of its Thousand Oaks manufacturing facility to perform scheduled maintenance. Genetics Institute, Inc. entered the market in January with Refacto, its new second-generation recombinant factor VIII product. The demand for Refacto quickly outstripped the supply and Refacto was also put on allocation.

     Although Baxter and Bayer have announced publicly that they anticipate resuming product release, we are not certain when they will return to normal product allocations.

RELATIONSHIPS WITH MEDICAL CENTERS

     At June 30, 2001, we had joint ventures with five medical centers. We currently have joint ventures with four medical centers (or their affiliates):

     - Children's Home Care located in Los Angeles, California;

     - Alternative Care Systems, Inc. located in Dallas, Texas;

     - Cook Children's Medical Center located in Ft. Worth, Texas;

     - Children's Hospital located in Washington D.C.

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

     In addition to joint venture relationships, we have from time to time entered into management agreements with medical centers (or their affiliates) to provide specialized contract pharmacy services.

     Under our management agreements, we provide goods and services used in our joint ventures' specialized pharmacy business, including drugs and related supplies, patient education, clinical consultation, and reimbursement services. While the payment terms under such management agreements may vary, we are generally reimbursed for our costs and are paid a monthly management fee generally calculated as a percentage of revenues. These agreements usually have terms of between one and five years and are terminable by either party, with or without cause, with between one and twelve months prior notice. See "Risk Factors -- If our relationships with some medical centers are disrupted, our business could be harmed."

PAYORS

     The following are the approximate percentages of the Company's gross patient service revenue attributable to various payor categories for the fiscal years ended June 30, 1999, 2000 and 2001:

                                                    YEAR ENDED      YEAR ENDED      YEAR ENDED
                                                   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 2001
                                                   -------------   -------------   -------------
Private payors (including self pay)(1)...........        82%             82%             81%
Medicaid and other state programs................        16%             16%             17%
Medicare and other federal programs..............         2%              2%              2%
                                                        ---             ---             ---
          Total..................................       100%            100%            100%
                                                        ===             ===             ===

---------------

(1) Includes sales to private physician practices, whose ultimate payor is typically Medicare, which accounted for approximately 6%, 5% and 4% of gross patient service revenue, respectively, for the fiscal years ended June 30, 1999, 2000 and 2001.

     In fiscal year 2001, Aetna, Inc. and its affiliates ("Aetna") accounted for approximately 15% of the Company's revenue. The Company entered into a Specialty Pharmacy Mail Service Vendor Agreement with Aetna effective May 1, 2000. Our Agreement has an initial term of three years ending April 30, 2003 and renews on an annual basis thereafter. Either party may terminate the Agreement on 90 days notice. Except for Aetna, no private payor accounts for 10% or more of the Company's revenue.

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

     Federal and state proposals are pending that would impose further limitations on governmental payments and that could increase patient co-payments and deductibles. Many government payors, including Medicare and Medicaid, pay us directly or indirectly at the drug's average wholesale price (AWP) or at a percentage off AWP. The Department of Health and Human Services, Office of Inspector General has raised concerns since 1992 about how certain manufacturers have established AWP for certain Medicare covered drugs. Federal and state agencies continue to examine perceived discrepancies between reported AWP of drugs and the actual manufacturers selling price. In connection with one such investigation, the U.S. unit of Bayer AG agreed to pay $14 million to resolve allegations that it caused Medicaid to overpay for its drugs. Abbott Laboratories, Novartis and the Kendall unit of Tyco International have confirmed that they are also being investigated.

     Recently, First DataBank, Inc., which reports AWP to Medicaid programs, announced that it will report based on market prices rather than prices submitted by manufacturers. As a result, a number of state Medicaid agencies have lowered the amount of reimbursement that they pay for certain drugs, including clotting factor. Medicare also announced that it would implement lower prices for certain drugs effective October 1, 2000. The proposal to include clotting factor and cancer drugs in the lower Medicare pricing was withdrawn. As recent as September 21, 2001, The United States House Subcommittees on Health and Oversight & Investigations held hearings to examine how Medicare reimburses providers for the cost of drugs. In conjunction with that hearing, the U.S. General Accounting Office issued its Draft Report recommending that Medicare establish payment levels for part-B prescription drugs and their delivery and administration that are more closely related to their costs and that payments for drugs be set at levels that reflect actual market transaction prices and the likely acquisition cost to providers. Similar reports have previously been issued regarding the prices paid by state Medicaid for certain drugs. We expect that these developments will reduce prices and margins on some of the drugs that we distribute.

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

COMPETITION

     The specialty pharmacy industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of our current and potential competitors include:

     - specialty pharmacy distributors, such as Caremark Therapeutic Services, Priority Healthcare Corporation and Gentiva Health Services, Inc.;

     - specialty pharmacy divisions of national wholesale drug distributors;

     - pharmacy benefit management companies;

     - hospital-based pharmacies;

     - retail pharmacies;

     - home infusion therapy companies;

     - manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

     - hospital-based comprehensive hemophilia care centers and other alternate site health care providers.

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

GOVERNMENT REGULATION

     Federal and state governments heavily regulate the drug and medical supply industry. Manufacturers, distributors, health care providers and patients are all subject to these regulations. Particular government attention currently focuses on:

     - the payment of inducements for patient referrals;

     - prohibited financial relationships with physicians;

     - joint venture and management arrangements;

     - product discounts;

     - inducements given to patients; and

     - professional licensing.

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

     Licensing and Registration. State laws require that we be licensed as an in-state pharmacy in Tennessee, Alabama, Georgia, California, North Carolina, Massachusetts, Florida and Texas. We also currently ship prescription drugs to many other states that require us to be licensed as an out-of-state pharmacy. We believe that we substantially comply with all state licensing laws applicable to our business.

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

     Federal Mail Order.  Federal law imposes standards for:

     - the labeling, packaging and repackaging, advertising and adulteration of prescription drugs; and

     - the dispensing of controlled substances and prescription drugs.

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

     Anti-Kickback and Self-Referral. We are subject to the federal Medicare Anti-Kickback law that prohibits offering, paying, soliciting or receiving, directly or indirectly, in cash or in kind, remuneration to induce or in exchange for:

     - the referral of patients covered by Medicare, Medicaid or other government healthcare reimbursement programs; or

     - the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the programs.

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

     New crimes under HIPAA include:

     - knowingly and willfully committing a federal health care offense relating to a health care benefit program; and

     - knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

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

     Balanced Budget Act. Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. A more recent example is the action of a number of state Medicaid agencies to reduce their reimbursement rates in response to the new AWP prices published by First Data Bank. Medicare also adopted new AWP pricing for some drugs effective October 1, 2000, although this pricing does not apply to drugs that we currently sell.

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

EMPLOYEES

     As of June 30, 2001, we had 556 full-time and 85 part-time employees, which included 58 full-time and 14 part-time pharmacists. Our employees are not represented by a labor union, and we believe we have good relations with our employees.

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

     We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

                                                                 FISCAL YEAR ENDED
                                                   ---------------------------------------------
                                                   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 2001
                                                   -------------   -------------   -------------
Biogen...........................................       31%             37%             38%
Genzyme..........................................       37%             30%             23%
MedImmune........................................        1%              1%              6%
Genentech........................................        4%              4%              5%

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

OUR ABILITY TO GROW COULD BE LIMITED IF WE DO NOT EXPAND OUR EXISTING BASE OF DRUGS OR IF WE LOSE PATIENTS.

     We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The concentration of our revenue related to these diseases and the associated drugs is shown in the table below as a percentage of revenue for the periods indicated:

                                                                 FISCAL YEAR ENDED
                                                   ---------------------------------------------
                                                   JUNE 30, 1999   JUNE 30, 2000   JUNE 30, 2001
                                                   -------------   -------------   -------------
Multiple Sclerosis...............................       31%             37%             38%
Gaucher Disease..................................       37%             30%             23%
Hemophilia and Autoimmune Disorders..............       21%             21%             21%
Growth Hormone-Related Disorders.................        6%              7%              9%
Respiratory Syncytial Virus......................        1%              1%              6%
Crohn's Disease..................................        1%              1%              1%

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

IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR CANCELLED, OUR BUSINESS COULD BE HARMED.

     We have significant relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 1999, 2000 and 2001, we received approximately 23%, 12% and 4%, respectively, of our earnings before income taxes and extraordinary item from equity in the net income of unconsolidated joint ventures associated with these relationships.

     As of April 1, 2000, our ownership was increased to 80% in one of our joint ventures with Children's Home Care, Inc. and the financial results of this joint venture are now included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal year ended June 30, 2001.

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

     - increased debt; and

     - increased amortization expense related to intangible assets that would decrease our earnings.

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

     - physician prescribing patterns; and

     - general political and economic conditions.

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

OUR BUSINESS COULD BE HARMED IF THE SUPPLY OF ANY OF THE PRODUCTS THAT WE DISTRIBUTE BECOMES SCARCE.

     The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as IVIG and blood-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability has been constrained from time to time. An industry wide recombinant factor VIII product shortage has existed for some time, as a result of the manufacturers being unable to increase production to meet rising global demand. Future availability of product is unclear and we are not certain when the manufacturers will return to normal product allocations. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time, our business could be harmed.

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

     - Cerezyme(R) expired May 2001;

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

     A number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey. The Centers for Medicare and Medicaid Services ("CMMS") had also announced that Medicare intermediaries should calculate the amount that they pay for certain drugs by using the lower prices on the First DataBank Market Price Survey. However, the proposal to include clotting factor in the lower Medicare pricing was withdrawn. Instead, CMMS has announced that it will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to lower AWP pricing for factor.

     As recently as September 21, 2001, the United States House Subcommittees on Health and Oversight & Investigations held hearings to examine how Medicare reimburses providers for the cost of drugs. In conjunction with that hearing, the U.S. General Accounting Office issued its Draft Report recommending that

Medicare establish payment levels for part-B prescription drugs and their delivery and administration that are more closely related to their costs, and that payments for drugs be set at levels that reflect actual market transaction prices and the likely acquisition costs to providers.

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

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

     Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. We estimate that approximately 18% of our gross patient service revenues for the fiscal years ended June 30, 1999 and 2000 and 19% of our gross patient service revenues for the fiscal year ended June 30, 2001 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 1999, 2000 and 2001 we derived approximately 82%, 82% and 81% respectively of our gross patient service revenue from non-governmental payors (including self-pay), which included 6%, 5% and 4%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare. In fiscal year 2001, our private payor, Aetna, Inc. and affiliates accounted for approximately 15% of the Company's revenue.

     Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectible medications. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship, for example, our relationship with Aetna (which is terminable on 90 days notice), or an adverse change in the financial condition of a payor like Aetna, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

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

DISRUPTION IN NEW YORK CITY AND IN U.S. COMMERCIAL ACTIVITIES GENERALLY FOLLOWING THE SEPTEMBER 2001 TERRORIST ATTACKS ON THE U.S. MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR OUR FUTURE GROWTH.

     Our operations have been and may continue to be harmed by the recent terrorist attacks on the U.S. For example, transportation systems and couriers that we rely upon to deliver our drugs have been and may continue to be disrupted, thereby causing a decrease in our revenues. In addition, we may experience a rise in operating costs, such as costs for transportation, courier services, insurance and security. We also may experience delays in receiving payments from payors that have been affected by the attacks, which, in turn, would harm our cash flow. The U.S. economy in general may be adversely affected by the terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, impair our ability to raise capital or impede our ability to continue growing our business.

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

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF THE SIGNIFICANT AMOUNT OF GOODWILL ON OUR FINANCIAL STATEMENTS.

     Our formation and our acquisitions of Southern Health Systems, Inc., Hemophilia Health Services, Inc., Sunrise Health Management, Inc., Pharmacare Resources, Inc., NCL Management, Inc. and the specialty pharmacy businesses of Home Medical of America, Inc. resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings.

     We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of June 30, 2001, we had goodwill, net of accumulated amortization, of approximately $89.4 million, or 31% of total assets and 47% of stockholders' equity.

     Since our growth strategy may involve the acquisition of other companies, we may record additional goodwill in the future. The possible write-off of this goodwill could negatively impact our future earnings. We will also be required to allocate a portion of the purchase price of any acquisition to the value of non-competition agreements, patient base and contracts that are acquired. The amount allocated to these items could be amortized over a fairly short period. As a result, our earnings and the market price of our common stock could be negatively impacted.

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

WE MAY NEED ADDITIONAL CAPITAL TO FINANCE OUR GROWTH AND CAPITAL REQUIREMENTS, WHICH COULD PREVENT US FROM FULLY PURSUING OUR GROWTH STRATEGY.

     In order to implement our growth strategy, we will need substantial capital resources and will incur, from time to time, short- and long-term indebtedness, the terms of which will depend on market and other conditions. We cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity securities that would reduce the percentage ownership of our then current stockholders.

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

ITEM 2.  PROPERTIES

FACILITIES

     Our corporate headquarters are located in Memphis, Tennessee and our primary pharmacy locations are in Memphis and Nashville, Tennessee and Charlotte, North Carolina. In addition, we have satellite pharmacy locations in the following cities:

     - Birmingham, Alabama;

     - Atlanta, Georgia;

     - Dallas/Ft. Worth, Texas;

     - Garden Grove, California;

     - Jacksonville, Florida;

     - Elmsford, New York; and

     - Milford, Massachussetts

     Memphis, Tennessee. We currently lease approximately 87,000 square feet of space in an office/warehouse business park in Memphis. In addition we have recently entered into a lease agreement for an additional 61,000 square feet of space in the same location that we will occupy later in fiscal year 2002. We also have a land lease for an expanded parking lot next to our offices. The lease for 9,282 square feet of space expires in March 2007, the land lease expires in March 2007, the lease for 47,040 square feet of space expires in July 2006, and the lease on the remainder of the space will expire in March 2007, but we have an option to extend our lease terms for one additional five-year period.

     Nashville, Tennessee. We currently lease approximately 31,000 square feet of space in Nashville. Our lease expires in December 2005.

     Charlotte, North Carolina. We currently lease approximately 25,000 square feet of space in Charlotte, North Carolina. Our lease expires in July 2006.

     Birmingham, Alabama. We currently lease approximately 2,400 square feet of space near Birmingham. Our lease expires in February 2003.

     Atlanta, Georgia. We currently lease approximately 7,300 square feet of space in the Atlanta area. Our lease expires in December 2005.

     Dallas/Ft. Worth, Texas. Partnerships in which we are a general partner currently lease an aggregate of approximately 2,400 square feet of space in two locations in the Dallas/Fort Worth, Texas area. The leases for this space expire in May 2002 with an option to extend the lease terms for one additional three-year period.

     Garden Grove, California. We currently lease approximately 1,700 square feet of space in Garden Grove near Los Angeles. Our lease expires in September 2003.

     Jacksonville, Florida. We currently lease approximately 2,400 square feet of space in Jacksonville. Our lease expires in September 2002.

     Elmsford, New York. We currently lease approximately 3000 square feet of space in Elmsford near New York City. Our lease expires in November 2003.

     Milford, Massachussetts. We currently lease approximately 2000 square feet of space in Milford near Boston. Our lease expires in June 2004.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Price Range of Common Stock

     The Company's common stock is traded on the Nasdaq National Market System under the symbol "ACDO." The following table sets forth the quarterly high and low sales prices as reported on the Nasdaq National Market System for the fiscal years ended June 30, 2000 and 2001.

FISCAL YEARS 2000 AND 2001                                    HIGH     LOW
--------------------------                                    -----   -----
First Quarter ended September 30, 1999......................  16.39   12.00
Second Quarter ended December 31, 1999......................  14.78   11.83
Third Quarter ended March 31, 2000..........................  26.25   12.83
Fourth Quarter ended June 30, 2000..........................  25.17   12.25
First Quarter ended September 30, 2000......................  34.67   19.83
Second Quarter ended December 31, 2000......................  37.21   23.25
Third Quarter ended March 31, 2001..........................  35.54   23.50
Fourth Quarter ended June 30, 2001..........................  39.95   26.06

  Holders

     As of September 18, 2001, the approximate number of registered stockholders was 4,236 including 32 stockholders of record and approximately 4,204 persons or entities holding common stock in nominee name.

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

  Sales of Unregistered Securities

     None.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                            SELECTED FINANCIAL DATA

     You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the fiscal years ended June 30, 1997, 1998, 1999, 2000 and 2001 have been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations.

                                                              YEARS ENDED JUNE 30,
                                              ----------------------------------------------------
                                                1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   --------
                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENTS OF OPERATIONS DATA:
Revenues:
  Net patient service revenue...............  $106,143   $170,002   $244,158   $335,601   $446,007
  Other revenue.............................     8,049      9,806     12,277     15,432     14,985
  Equity in net income of joint ventures....     1,017      1,150      1,919      2,002      1,148
                                              --------   --------   --------   --------   --------
          Total revenues....................   115,209    180,958    258,354    353,035    462,140
Operating expenses:
  Cost of services..........................   101,080    154,046    220,517    300,973    395,365
  General and administrative................     5,939     12,489     17,637     23,831     29,871
  Bad debts.................................     2,977      3,165      4,739      6,117      6,131
  Depreciation and amortization.............     4,877      3,861      3,911      3,397      4,263
                                              --------   --------   --------   --------   --------
          Total operating expenses..........   114,873    173,561    246,804    334,318    435,630
                                              --------   --------   --------   --------   --------
Operating income............................       336      7,397     11,550     18,717     26,510
Interest expense (income), net..............       984      3,552      3,165      2,136     (2,770)
                                              --------   --------   --------   --------   --------
Income (loss) before minority interest in
  income of consolidated joint venture,
  income taxes and extraordinary item.......      (648)     3,845      8,385     16,581     29,280
Minority interest in income of cons. joint
  venture...................................        --         --         --       (177)      (692)
                                              --------   --------   --------   --------   --------
Income (loss) before income taxes and
  extraordinary item........................      (648)     3,845      8,385     16,404     28,588
Income tax expense (benefit)................     1,502      2,420      4,003      6,508     11,333
                                              --------   --------   --------   --------   --------
Income (loss) before extraordinary item.....    (2,150)     1,425      4,382      9,896     17,255
Extraordinary item for early extinguishment
  of debt, net of income tax benefit........        --         --     (1,254)        --         --
                                              --------   --------   --------   --------   --------
Net income (loss)...........................    (2,150)     1,425      3,128      9,896     17,255
Mandatorily redeemable cumulative preferred
  stock dividends...........................    (2,043)    (2,043)    (1,617)        --         --
                                              --------   --------   --------   --------   --------
Net income (loss) to common stockholders....  $ (4,193)  $   (618)  $  1,511   $  9,896   $ 17,255
                                              ========   ========   ========   ========   ========
Diluted earnings per common share:
Income (loss) before extraordinary item.....  $  (0.19)  $   0.11   $   0.28   $   0.45   $   0.66
Extraordinary item..........................        --         --      (0.08)        --         --
Preferred stock dividends...................     (0.17)     (0.16)     (0.10)        --         --
                                              --------   --------   --------   --------   --------
Net income (loss) to common
  stockholders(1)...........................  $  (0.36)  $  (0.05)  $   0.10   $   0.45   $   0.66
                                              ========   ========   ========   ========   ========
Cash dividends declared on common stock.....  $     --   $     --   $     --   $     --   $     --
                                              ========   ========   ========   ========   ========

                                                                    JUNE 30,
                                              ----------------------------------------------------
                                                1997       1998       1999       2000       2001
                                              --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents...................  $  3,676   $  5,087   $  5,542   $ 10,204   $ 54,520
Working capital.............................    16,894     23,377     28,906     35,639     88,288
Total assets................................   113,309    114,049    146,746    205,229    289,244
Long-term debt..............................    35,195     36,418     20,500     37,000         --
Mandatorily redeemable cumulative preferred
  stock.....................................    27,749     29,792         --         --         --
Stockholders' equity........................    12,790     12,801     64,127     77,544    189,170

---------------

(1) Historical diluted loss per share for the periods ended June 30, 1997 and 1998 have been calculated using the same denominator as used for basic loss per share because the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

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

     The following table presents the percentage of our total revenue generated from sales and services provided with respect to the diseases that we service for the years ended June 30:

                                                                1999    2000    2001
                                                                ----    ----    ----
Multiple Sclerosis..........................................     31%     37%     38%
Gaucher Disease.............................................     37%     30%     23%
Hemophilia and Autoimmune Disorders.........................     21%     21%     21%
Growth Hormone-Related Disorders............................      6%      7%      9%
Respiratory Syncytial Virus.................................      1%      1%      6%
Crohn's Disease.............................................      1%      1%      1%

Sales and services with respect to Multiple Sclerosis, Gaucher Disease, growth hormone-related disorders, Crohn's Disease and rheumatoid arthritis and Respiratory Syncytial Virus are dependent upon our relationships with Biogen, Genzyme, Genentech, Centocor and MedImmune. Our agreements with these manufacturers describe the services to be provided by us, including contract pharmacy, information, clinical, reimbursement and customized delivery services. These agreements generally:

     - limit our ability to supply competing drugs during (and in some cases up to five years after) the term of the agreement;

     - allow the manufacturer to distribute directly or through other parties;
       and

     - are short-term and may be cancelled by either party, without cause, upon between 60 and 90 days prior notice.

     These agreements vary in level of exclusivity and scope of services provided. We typically purchase products at prices below the manufacturers' average wholesale sales prices, and our resulting contribution margins vary for each product line. Pricing is customized to reflect specific services to be provided by us and is subject to periodic adjustments to reflect changing market conditions.

     We purchase drugs for hemophilia and autoimmune disorders from all available sources on a volume discount basis. We were one of the national providers selected by MedImmune, Inc. to distribute drugs for respiratory syncytial virus for the 1999-2000 and the 2000-2001 seasons and are in discussions with MedImmune, Inc. to be a national provider for the 2001-2002 season.

     We recognize revenue at the time we ship drugs or when we have performed the contractual service. While we may experience revenue changes from price fluctuations on our existing product lines, our revenue growth will depend principally on the introduction of new drugs and on volume growth in existing drug lines.

     At June 30, 2001, we had six joint venture agreements with various medical centers (or their affiliates) in which we own 50% of each venture and one joint venture agreement with a medical center affiliate in which we own 80% of the joint venture. Many of our patient populations have diseases that are discovered before or during adolescence and require ongoing care from physician specialists, many of whom are based at pediatric, academic and other acute care medical centers. To date, these ventures have primarily derived revenues from the treatment of patients with hemophilia, growth hormone-related disorders and respiratory syncytial virus. We share profits and losses with our joint venture partners in equal proportion to our respective equity ownership. We account for our interests in the net income or loss in our 50% owned joint ventures under the equity method of accounting, and in our 80% owned joint venture under the consolidated method of accounting. Our equity interest in the net income of these joint ventures represented approximately 23%, 12% and 4% of our income before income taxes for the years ended June 30, 1999, 2000 and 2001, respectively.

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

     Many government payors, including Medicare and Medicaid, pay us directly or indirectly for some of the drugs that we sell at the drugs' average wholesale price ("AWP") or a percentage discount off AWP. Recent government investigations into the reporting of AWP by drug manufacturers have lead First DataBank, Inc. to publish a Market Price Survey of 437 drugs that significantly reduces reimbursement for a number of the clotting factor and IVIG products we sell.

     A number of state Medicaid agencies now pay us for clotting factor at the prices shown on the Market Price Survey or at a percentage discount off those prices. Other states have not changed their pricing structure or have changed back to their pre-Market Price Survey reimbursement rates. In addition, the Centers for Medicare and Medicaid Services ("CMMS") had previously announced that Medicare intermediaries should calculate the amount that they pay for clotting factor and 49 other drugs by using the lower prices on the First DataBank Market Price Survey. However, the proposal to include clotting factor in the lower Medicare pricing was withdrawn. Instead, CMMS has announced that it will seek legislation that would establish payments to cover administrative cost of suppliers of clotting factor as a supplement to lower AWP pricing for factor.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

                                                              YEARS ENDED JUNE 30,
                                                              ---------------------
                                                              1999    2000    2001
                                                              -----   -----   -----
Revenues:
  Net patient service revenue...............................   94.5%   95.0%   96.5%
  Other revenue.............................................    4.8     4.4     3.2
  Equity in net income of joint ventures....................    0.7     0.6     0.3
                                                              -----   -----   -----
          Total revenues....................................  100.0   100.0   100.0
Operating expenses:
  Cost of services..........................................   85.4    85.2    85.6
  General and administrative................................    6.8     6.8     6.5
  Bad debts.................................................    1.8     1.7     1.3
  Depreciation and amortization.............................    1.5     1.0      .9
                                                              -----   -----   -----
          Total operating expenses..........................   95.5    94.7    94.3
                                                              -----   -----   -----
Operating income............................................    4.5     5.3     5.7
Interest income (expense), net..............................   (1.3)    (.6)     .6
                                                              -----   -----   -----
Income before minority interest, income taxes and
  extraordinary item........................................    3.2     4.7     6.3
Minority interest...........................................     --      .1      .1
                                                              -----   -----   -----
Income before income taxes and extraordinary item...........    3.2     4.6     6.2
Income tax expense..........................................    1.5     1.8     2.5
                                                              -----   -----   -----
Income before extraordinary item............................    1.7     2.8     3.7
Extraordinary charge, net of income tax benefit.............    (.5)     --      --
                                                              -----   -----   -----
Net income..................................................    1.2%    2.8%    3.7%
                                                              =====   =====   =====

FISCAL YEAR ENDED JUNE 30, 2001 COMPARED TO FISCAL YEAR ENDED JUNE 30, 2000

     Revenues. Total revenues increased 31% from $353.0 million to $462.1 million from fiscal year 2000 to fiscal year 2001. Net patient service revenues increased 33% from $335.6 million to $446.0 million from fiscal year 2000 to fiscal year 2001. In fiscal year 2001, we experienced growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease as a result of the addition of new patients as well as additional sales to existing patients. We also had a significant increase in our seasonal drug SYNAGIS(R) for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Our sales of intravenous immunoglobulin ("IVIG") increased due to the acquisition of Pharmacare Resources, Inc., which added approximately $3.1 million in revenues during the year ended June 30, 2001. We also benefited from the addition of new and expanded contracts with managed care organizations. In June 2000, we were selected by Aetna, Inc. to be a preferred distributor of injectable medications to Aetna members and participating physicians.

     Equity in net income of joint ventures decreased $854,000 from fiscal year 2000 to fiscal year 2001 primarily due to the acquisition of an additional 30% interest in the joint venture Childrens Hemophilia Services effective April 1, 2000. The results of operations of the joint venture have been consolidated with our results of operations since the date of acquisition and, therefore, are no longer recorded using the equity method of accounting.

     Cost of Services. Cost of services increased 31% from $301.0 million to $395.4 million from fiscal year 2000 to fiscal year 2001, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of services increased from 85.2% to 85.6% from fiscal year 2000 to fiscal year 2001 resulting in gross margins of 14.8% in fiscal year 2000 and 14.4% in fiscal year 2001. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in a decrease in the composite gross margin in fiscal year 2001. The primary drivers were increased revenues from SYNAGIS(R) for the treatment of Respiratory Synctial Virus and AVONEX(R) for the treatment of multiple sclerosis, which have higher acquisition costs as a percentage of revenue than most of the other products we distribute.

     General and Administrative. General and administrative expenses increased from $23.8 million to $29.9 million, or 26%, from fiscal year 2000 to fiscal year 2001. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 6.8% and 6.5% of revenues for fiscal years 2000 and 2001, respectively.

     Bad Debts. Bad debts were $6.1 million in both fiscal years 2000 and 2001. As a percentage of revenues, bad debt expense decreased from 1.7% to 1.3% from fiscal year 2000 to fiscal year 2001. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement for both AVONEX(R) and SYNAGIS(R) is being provided by prescription card benefit plans, and therefore is subject to much lower co-payment and deductible amounts (typically $10-$15 per prescription) resulting in lower bad debt. AVONEX(R) and SYNAGIS(R) represented 44% of our revenues in fiscal year 2001 compared to 38% in fiscal year 2000.

     Depreciation and Amortization. Depreciation expense increased from $1,094,000 to $1,509,000 from fiscal year 2000 to fiscal year 2001 as a result of purchases of property and equipment associated with our revenue growth and the expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets increased from $2,303,000 to $2,754,000 from fiscal year 2000 to fiscal year 2001 due to acquisitions made during fiscal years 2000 and 2001.

     Interest Income/Expense, Net. Interest expense, net, amounted to $2,136,000 in fiscal year 2000 compared to interest income, net, of $2,770,000 in fiscal year 2001. This change amounting to $4,906,000 is due to the repayment of our debt with the proceeds of the stock offering completed during the first quarter of fiscal year 2001, the investment of the excess proceeds from the offering and the sale of an interest rate swap for $350,000.

     Income Tax Expense. Our effective tax rate decreased from 39.7% to 39.6% from fiscal year 2000 to fiscal year 2001. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to approximately $816,000 and $788,000 of nondeductible amortization expense in fiscal years 2000 and 2001, respectively, and state income taxes.

FISCAL YEAR ENDED JUNE 30, 2000 COMPARED TO FISCAL YEAR ENDED JUNE 30, 1999

     Revenues. Total revenues increased 37% from $258.4 million to $353.0 million from fiscal year 1999 to fiscal year 2000. Approximately $50.3 million, or 53%, of this increase was attributable to our increased sales of AVONEX(R). Our Cerezyme(R) and Ceredase(R)drug sales increased approximately $11.8 million, or 12% of the revenue increase. Approximately $18.6 million, or 20% of this increase, was attributable to increased hemophilia factor and IVIG revenue. Approximately $10.6 million, or 11%, of the increase was attributable to the increased sales of growth hormone products. Synagis(R) drug sales increased approximately $2.6 million, or 3% of the increase, as a result of increased patients. The remaining $0.7 million, or 1%, of our revenue increase was primarily attributable to increased sales of other ancillary drugs that we dispense as part of the patient's primary therapy or under contractual obligations within some managed care contracts. Total revenues included approximately $16.1 million of revenues from companies that we acquired during the year ended June 30, 2000.

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

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2001 and June 30, 2000, we had working capital of $88.3 million and $35.6 million, respectively. Our net cash provided by operating activities was approximately $23.2 million for the year ended June 30, 2001 and $17.9 million for the year ended June 30, 2000. These increases are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

     Net cash used by investing activities was $33.1 million for the year ended June 30, 2001 and $30.6 million for the year ended June 30, 2000. Cash used by investing activities in the year ended June 30, 2001 consisted primarily of $27.1 million for acquisitions, $2.6 million for purchases of property and equipment, $2.0 million for net purchases of marketable securities and $1.3 million of undistributed earnings from our joint ventures. Cash used by investing activities in fiscal 2000 consisted primarily of $24.5 million for acquisitions, $4.4 million for purchases of property and equipment and $1.7 million of undistributed earnings from our joint ventures.

     Net cash provided by financing activities was $54.2 million for the year ended June 30, 2001 and $17.4 million for the year ended June 30, 2000. Cash provided by financing activities for the year ended June 30, 2001 consisted primarily of $88.3 million of net proceeds from the common stock offering completed in the first quarter plus $3.1 million from the proceeds of stock option exercises less $37.2 million of net repayments on the revolving line of credit. Cash provided by financing activities for the year ended June 30, 2000 consisted primarily of $16.0 million of net borrowings on our revolving line of credit to finance our acquisitions and $1.9 million from the proceeds of stock option exercises less $.5 million of payments for costs of the initial public offering.

     Historically, we have funded our operations and continued internal growth through cash provided by operations. Capital expenditures amounted to $2.6 million in fiscal year 2001 and $4.4 million in fiscal year 2000. We anticipate that our capital expenditures for the fiscal year ending June 30, 2002 will consist primarily of additional computer hardware, a fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2002 to be approximately $7.0 million, exclusive of any acquisitions of businesses. We expect to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit agreement with our bank. In addition, in connection with two of our acquisitions that were completed in 1999 and 2001, we may be obligated to make up to $6.9 million in earn-out payments during the next twelve months.

     We have amended our $60 million revolving credit facility under the terms of our existing credit agreement. The amendment has allowed us to reduce the nonuse fees by decreasing the commitment on which fees are paid to $30 million and by reducing the nonuse fee interest rate. We may increase the commitment up to $60 million upon (i) 15 days written notice, (ii) the payment of an additional commitment fee and (iii) delivery of a current compliance certificate demonstrating no event of default exists and will not exist following the increase in the commitment. The amendment also includes changes to the applicable London Inter-Bank Offered Rate and Prime Rate margins, a change in the funded debt to cash flow ratio to not more than 2.75 to 1.00, and a two-year extension to the loan termination date to December 1, 2003.

     Interest on loans under the credit agreement accrues at a variable rate index based on the prime rate or the London Inter-Bank Offered Rate for one, two, three or six months (as selected by us), plus a margin depending on the amount of our debt to cash flow ratio as defined by the credit agreement and measured at the end of each quarter for prospective periods. As of June 30, 2001, there were no borrowings outstanding under the line of credit.

     Our obligations under the credit agreement are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest.

     The credit agreement contains operating and financial covenants, including requirements to maintain a certain debt to equity ratio and minimum leverage and debt service coverage ratios. In addition, the credit agreement includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, uses of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on capital expenditures, limitations on mergers, acquisitions and sales of assets, limitations on investments, prohibitions on payment of dividends and stock repurchases, limitations on debt payments (including payment of subordinated indebtedness) and other distributions. The credit agreement also contains customary events of default, including events relating to changes in control of our company.

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

     While we anticipate that our cash from operations, along with the short-term use of the revolving credit facility will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months, we expect that additional funds may be required in the future to successfully continue our growth beyond such period. We may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to us or, if obtained, will be sufficient for our needs.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on business combinations and accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $1,763,000 ($.06 diluted earnings per share) in fiscal year 2002. The Company will also perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001. The Company does not expect these impairment tests to have a material impact on the earnings and financial position of the Company.

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

FORWARD LOOKING INFORMATION

     Certain of the matters discussed in the preceding pages of this Form 10-K, particularly regarding implementation of our strategy, development of new drugs by the pharmaceutical and biotechnology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities, expenditures, interest, costs and income constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (See Item 1 -- "Risk Factors").

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our exposure to the impact of financial market risk is currently not significant. Our primary financial market risk exposure consists of interest rate risk related to interest income from our short term investments in money market and high quality short term debt securities with maturities of twelve months or less that we intend to hold to maturity. We have invested and expect to continue to invest a substantial portion of our excess cash in such securities. Generally, if the overall average return on such securities had decreased 10% from the average return during the twelve months ended June 30, 2001, then our interest income would have decreased, and pre-tax income would have decreased approximately $324,000 during the period. This amount was determined by considering the impact of a hypothetical change in interest rates on our interest income. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Proposals for Stockholder
Action -- Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," "Management" and "Compensation Committee Interlocks and Insider Participation" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item will appear in the section entitled "Executive Compensation" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will appear in, and is incorporated by reference from, the section entitled "Security Ownership of Directors, Officers and Principal Stockholders" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will appear in, and is incorporated by reference from, the sections entitled "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" included in the Company's definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Documents filed as part of this Report:

                                                                   PAGE
                                                                   ----
(1)  Financial Statements: Report of Independent Auditors........   F-1
     Consolidated Balance Sheets at June 30, 2000 and 2001.......   F-2
     Consolidated Statements of Income for the years ended June
     30, 1999, 2000, and 2001....................................   F-3
     Consolidated Statements of Stockholders' Equity and
     Mandatorily Redeemable Preferred Stock for the years ended
     June 30, 1999, 2000, and 2001...............................   F-4
     Consolidated Statements of Cash Flows for the years ended
     June 30, 1999, 2000, and 2001...............................   F-5
     Notes to Consolidated Financial Statements..................   F-6
(2)  Financial Statement Schedules:
     Schedule II -- Valuation and Qualifying Accounts............  F-20
     All other schedules for which provision is made in the
     applicable accounting regulation of the Securities and
     Exchange Commission are not required under the related
     instructions or are inapplicable and therefore have been
     omitted.
(3)  The Index of Exhibits required by Item 601 of Regulation S-K included herewith, is incorporated herein by reference.

     (b) We filed a report on Form 8-K on June 15, 2001 to report our acquisition of Pharmacare Resources, Inc. and its affiliate NCL Management, Inc.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Accredo Health, Incorporated

     We have audited the accompanying consolidated balance sheets of Accredo Health, Incorporated (the "Company") as of June 30, 2000 and 2001, and the related consolidated statements of income, stockholders' equity and mandatorily redeemable cumulative preferred stock, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accredo Health, Incorporated at June 30, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

Memphis, Tennessee
August 7, 2001

                          ACCREDO HEALTH, INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                    JUNE 30,
                                                              --------------------
                                                                2000        2001
                                                              --------    --------
                                      ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 10,204    $ 54,520
  Marketable securities.....................................        --       2,000
  Receivables:
     Patient accounts.......................................    76,812      87,760
     Allowance for doubtful accounts........................    (8,395)    (10,808)
                                                              --------    --------
                                                                68,417      76,952
     Due from affiliates....................................     1,634       2,440
     Other..................................................     7,420      13,275
                                                              --------    --------
                                                                77,471      92,667
  Inventories...............................................    32,342      30,711
  Prepaid expenses and other current assets.................       770         537
  Deferred income taxes.....................................     3,133       4,703
                                                              --------    --------
          Total current assets..............................   123,920     185,138
Property and equipment, net.................................     6,992       8,195
Other assets:
  Joint venture investments.................................     2,056       2,809
  Goodwill, net.............................................    69,053      89,359
  Other intangible assets, net..............................     3,208       3,743
                                                              --------    --------
          Total assets......................................  $205,229    $289,244
                                                              ========    ========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 79,677    $ 88,611
  Accrued expenses..........................................     7,115       7,168
  Income taxes payable......................................     1,289       1,071
  Line of credit............................................       200          --
                                                              --------    --------
          Total current liabilities.........................    88,281      96,850
Long-term notes payable.....................................    37,000          --
Deferred income taxes.......................................     1,355       2,122
Minority interest in consolidated joint venture.............     1,049       1,102
Stockholders' equity:
  Undesignated preferred stock, 5,000,000 shares authorized,
     no shares issued.......................................        --          --
  Common stock, $.01 par value; 50,000,000 shares
     authorized; 21,160,452 shares in 2000 and 25,954,232
     shares in 2001 issued and outstanding..................       211         259
  Additional paid-in capital................................    66,768     161,091
  Retained earnings.........................................    10,565      27,820
                                                              --------    --------
          Total stockholders' equity........................    77,544     189,170
                                                              --------    --------
          Total liabilities and stockholders' equity........  $205,229    $289,244
                                                              ========    ========

                            See accompanying notes.

                          ACCREDO HEALTH, INCORPORATED

                       CONSOLIDATED STATEMENTS OF INCOME
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                   YEARS ENDED JUNE 30,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Revenues:
  Net patient service revenue...............................  $244,158   $335,601   $446,007
  Other revenue.............................................    12,277     15,432     14,985
  Equity in net income of joint ventures....................     1,919      2,002      1,148
                                                              --------   --------   --------
          Total revenues....................................   258,354    353,035    462,140
Operating expenses:
  Cost of services..........................................   220,517    300,973    395,365
  General and administrative................................    17,637     23,831     29,871
  Bad debts.................................................     4,739      6,117      6,131
  Depreciation..............................................       614      1,094      1,509
  Amortization..............................................     3,297      2,303      2,754
                                                              --------   --------   --------
          Total operating expenses..........................   246,804    334,318    435,630
                                                              --------   --------   --------
Operating income............................................    11,550     18,717     26,510
Other income (expense):
  Interest expense..........................................    (3,346)    (2,459)      (467)
  Interest income...........................................       181        323      3,237
                                                              --------   --------   --------
                                                                (3,165)    (2,136)     2,770
                                                              --------   --------   --------
Income before minority interest in income of consolidated
  joint venture, income taxes and extraordinary item........     8,385     16,581     29,280
Minority interest in income of consolidated joint venture...        --       (177)      (692)
                                                              --------   --------   --------
Income before income taxes and extraordinary item...........     8,385     16,404     28,588
Income tax expense..........................................     4,003      6,508     11,333
                                                              --------   --------   --------
Income before extraordinary item............................     4,382      9,896     17,255
Extraordinary charge for early extinguishment of debt, net
  of income tax benefit.....................................    (1,254)        --         --
                                                              --------   --------   --------
          Net income........................................     3,128      9,896     17,255
Mandatorily redeemable cumulative preferred stock
  dividends.................................................    (1,617)        --         --
                                                              --------   --------   --------
Net income to common stockholders...........................  $  1,511   $  9,896   $ 17,255
                                                              ========   ========   ========
Basic earnings per common share:
Income before extraordinary item............................  $   0.31   $   0.48   $   0.69
Extraordinary charge........................................     (0.09)        --         --
Preferred stock dividends...................................     (0.11)        --         --
                                                              --------   --------   --------
          Net income to common stockholders.................  $   0.11   $   0.48   $   0.69
                                                              ========   ========   ========
Diluted earnings per common share:
Income before extraordinary item............................  $   0.28   $   0.45   $   0.66
Extraordinary charge........................................     (0.08)        --         --
Preferred stock dividends...................................     (0.10)        --         --
                                                              --------   --------   --------
          Net income to common stockholders.................  $   0.10   $   0.45   $   0.66
                                                              ========   ========   ========

                            See accompanying notes.

                          ACCREDO HEALTH, INCORPORATED

              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND
               MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                   COMMON                COMMON                    ADDITIONAL   RETAINED        TOTAL
                                   STOCK      COMMON     STOCK      SUBSCRIPTION    PAID-IN     EARNINGS    STOCKHOLDERS'
                                   SHARES     STOCK    SUBSCRIBED    RECEIVABLE     CAPITAL     (DEFICIT)      EQUITY
                                 ----------   ------   ----------   ------------   ----------   ---------   -------------
Balance at June 30, 1998.......  12,578,822    $126      $ 204         $(204)       $ 13,969     $(1,294)     $ 12,801
  Issuance of common stock.....   7,844,625      78       (204)          204          51,470          --        51,548
  Costs related to public
    offering...................          --      --         --            --          (1,849)         --        (1,849)
  Accrued dividends on
    mandatorily redeemable
    cumulative preferred
    stock......................          --      --         --            --            (452)     (1,165)       (1,617)
  Redemption of mandatorily
    redeemable cumulative
    preferred stock............          --      --         --            --              --          --            --
  Compensation resulting from
    stock transactions, net of
    income tax benefit.........          --      --         --            --             116          --           116
  Net income...................          --      --         --            --              --       3,128         3,128
                                 ----------    ----      -----         -----        --------     -------      --------
Balance at June 30, 1999.......  20,423,447     204         --            --          63,254         669        64,127
  Issuance of common stock:
    Exercise of stock
      options..................     630,721       6         --            --           1,093          --         1,099
    Employee stock purchase
      plan.....................     106,284       1         --            --             769          --           770
  Tax benefit of disqualifying
    dispositions of stock
    options....................          --      --         --            --           1,536          --         1,536
  Compensation resulting from
    stock transactions, net of
    income tax benefit.........          --      --         --            --             116          --           116
  Net income...................          --      --         --            --              --       9,896         9,896
                                 ----------    ----      -----         -----        --------     -------      --------
Balance at June 30, 2000.......  21,160,452     211         --            --          66,768      10,565        77,544
  Issuance of common stock:
    Public offering............   4,140,000      41         --            --          88,886          --        88,927
    Exercise of stock
      options..................     625,059       6         --            --           2,436          --         2,442
    Employee stock purchase
      plan.....................      28,721       1         --            --             651          --           652
  Costs related to public
    offering...................                                                         (605)                     (605)
  Tax benefit of disqualifying
    dispositions of stock
    options....................          --      --         --            --           2,839          --         2,839
  Compensation resulting from
    stock transactions, net of
    income tax benefit.........          --      --         --            --             116          --           116
  Net income...................          --      --         --            --              --      17,255        17,255
                                 ----------    ----      -----         -----        --------     -------      --------
Balance at June 30, 2001.......  25,954,232    $259      $  --         $  --        $161,091     $27,820      $189,170
                                 ==========    ====      =====         =====        ========     =======      ========

                                 MANDATORILY
                                 REDEEMABLE
                                 CUMULATIVE
                                  PREFERRED
                                    STOCK
                                 -----------
Balance at June 30, 1998.......    $29,792
  Issuance of common stock.....         --
  Costs related to public
    offering...................         --
  Accrued dividends on
    mandatorily redeemable
    cumulative preferred
    stock......................      1,617
  Redemption of mandatorily
    redeemable cumulative
    preferred stock............    (31,409)
  Compensation resulting from
    stock transactions, net of
    income tax benefit.........         --
  Net income...................         --
                                   -------
Balance at June 30, 1999.......         --
  Issuance of common stock:
    Exercise of stock
      options..................         --
    Employee stock purchase
      plan.....................         --
  Tax benefit of disqualifying
    dispositions of stock
    options....................         --
  Compensation resulting from
    stock transactions, net of
    income tax benefit.........         --
  Net income...................         --
                                   -------
Balance at June 30, 2000.......         --
  Issuance of common stock:
    Public offering............
    Exercise of stock
      options..................         --
    Employee stock purchase
      plan.....................         --
  Costs related to public
    offering...................
  Tax benefit of disqualifying
    dispositions of stock
    options....................         --
  Compensation resulting from
    stock transactions, net of
    income tax benefit.........         --
  Net income...................         --
                                   -------
Balance at June 30, 2001.......    $    --
                                   =======

                            See accompanying notes.

                          ACCREDO HEALTH, INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (000'S OMITTED)

                                                                  YEARS ENDED JUNE 30,
                                                              -----------------------------
                                                                1999       2000      2001
                                                              --------   --------   -------
OPERATING ACTIVITIES:
Net income..................................................  $  3,128   $  9,896   $17,255
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................     3,911      3,397     4,263
  Original issue discount amortization......................       198         --        --
  Extraordinary charge for early retirement of debt.........     2,000         --        --
  Provision for losses on accounts receivable...............     4,739      6,117     6,131
  Deferred income taxes.....................................      (969)    (1,158)     (872)
  Compensation resulting from stock transactions............       185        185       185
  Tax benefit of disqualifying disposition of stock
     options................................................        --      1,536     2,840
  Minority interest in income of consolidated joint
     venture................................................        --        177       692
Changes in operating assets and liabilities, net of effect
  from business acquisitions:
  Patient receivables and other.............................   (25,858)   (13,419)  (18,050)
  Due from affiliates.......................................    (1,784)      (990)     (806)
  Inventories...............................................    (7,796)   (11,950)    2,192
  Prepaid expenses and other current assets.................       (49)      (406)      115
  Recoverable income taxes..................................       151         --        --
  Accounts payable and accrued expenses.....................    25,891     23,618     9,439
  Income taxes payable......................................       393        896      (218)
                                                              --------   --------   -------
Net cash provided by operating activities...................     4,140     17,899    23,166
INVESTING ACTIVITIES:
Purchases of marketable securities..........................        --         --   (13,500)
Proceeds from sales and maturities of marketable
  securities................................................        --         --    11,500
Purchases of property and equipment.........................    (1,511)    (4,452)   (2,635)
Business acquisitions and joint venture investments.........    (1,298)   (24,480)  (27,088)
Change in joint venture investments, net....................    (1,489)    (1,707)   (1,343)
                                                              --------   --------   -------
Net cash used in investing activities.......................    (4,298)   (30,639)  (33,066)
FINANCING ACTIVITIES:
Proceeds from (payment of) notes payable and line of
  credit....................................................   (18,116)    16,000   (37,200)
Redemption of preferred stock...............................   (31,409)        --        --
Capitalized loan fees.......................................       (27)        --        --
Issuance of common stock....................................    51,547      1,869    92,021
Payment of costs related to public offering.................    (1,382)      (467)     (605)
                                                              --------   --------   -------
Net cash provided by financing activities...................       613     17,402    54,216
Increase in cash and cash equivalents.......................       455      4,662    44,316
Cash and cash equivalents at beginning of year..............     5,087      5,542    10,204
                                                              --------   --------   -------
Cash and cash equivalents at end of year....................  $  5,542   $ 10,204   $54,520
                                                              ========   ========   =======
SUPPLEMENTARY CASH FLOW DISCLOSURES:
Income taxes paid...........................................  $  3,731   $  5,235   $ 9,593
                                                              ========   ========   =======
Interest paid...............................................  $  3,836   $  2,529   $   555
                                                              ========   ========   =======

                            See accompanying notes.

                          ACCREDO HEALTH, INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The Company has designed its specialty services to focus primarily on biotechnology drugs that: (i) are used on a recurring basis to treat chronic, and potentially life threatening diseases; (ii) are expensive; (iii) are administered through injection; and (iv) require temperature control or other specialized handling as part of their distribution process. Currently, the Company provides specialized contract pharmacy and related services that address the needs of patients with the following diseases: Multiple Sclerosis, Gaucher Disease, hemophilia, growth hormone related disorders, primary immune deficiencies, auto-immune disorders, Crohn's Disease, rheumatoid arthritis, and respiratory syncytial virus.

2. SIGNIFICANT ACCOUNTING POLICIES

CASH EQUIVALENTS

     The Company considers all highly liquid investments with an initial maturity of three months or less to be cash equivalents.

MARKETABLE SECURITIES

     The Company has classified all of its investments in marketable securities as held-to-maturity. Debt securities are classified as held-to-maturity when there is the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion and the interest earned on the securities are included in interest income. Investments with an original maturity of less than three months are included in cash equivalents.

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

                                                              2000    2001
                                                              ----    ----
Medicare....................................................    2%      2%
Medicaid....................................................   25%     21%

                          ACCREDO HEALTH, INCORPORATED

     Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company's operations. The Company grants credit without collateral to its patients and payors.

     The Company derives a substantial portion of its revenue from the sale of drugs provided by a limited number of biopharmaceutical suppliers. The table below shows the concentration of the Company's revenue derived from the sale of drugs provided by these suppliers for the years ended June 30:

                                                              1999    2000    2001
                                                              ----    ----    ----
Biogen......................................................   31%     37%     38%
Genzyme.....................................................   37%     30%     23%
MedImmune...................................................    1%      1%      6%
Genentech...................................................    4%      4%      5%

     The Company derived approximately 15% of its revenue from a single non-governmental payor for the year ended June 30, 2001.

     Cash, cash equivalents and marketable securities are placed with major high credit quality financial institutions and issuers. Management believes that there is minimal credit risk associated with these financial institutions and issuers.

INVENTORIES

     Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of accounts receivable, accounts payable and notes payable approximates fair value of these financial instruments at June 30, 2000 and 2001.

PROPERTY AND EQUIPMENT

     Property and equipment is stated at cost. Provisions for depreciation are computed primarily by the straight-line method based on the estimated useful lives of the related assets of 2 to 7 years.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Other intangible assets consist primarily of non-compete agreements and acquired patient relationships in connection with business acquisitions. These assets are being amortized using the straight-line method over their estimated useful lives of 40 years for goodwill, 3 to 10 years for the non-compete agreements, 4 to 8 years for acquired patient relationships, and 5 to 10 years for other intangible assets. Goodwill and other intangible assets consist of the following at June 30 (in thousands):

                                                               2000      2001
                                                              -------   -------
Goodwill....................................................  $74,096   $96,356
Accumulated amortization....................................   (5,043)   (6,997)
                                                              -------   -------
                                                              $69,053   $89,359
                                                              =======   =======
Other intangible assets.....................................  $ 5,028   $ 6,363
Accumulated amortization....................................   (1,820)   (2,620)
                                                              -------   -------
                                                              $ 3,208   $ 3,743
                                                              =======   =======

                          ACCREDO HEALTH, INCORPORATED

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

STOCK-BASED COMPENSATION

     The Company recognizes stock-based compensation using the intrinsic value method as permitted by Financial Accounting Standards Board Statement (FASB) No. 123, Accounting for Stock-Based Compensation (Statement 123). Accordingly, no compensation expense is recorded for employee stock-based awards issued at market value at the date such awards are granted. For employee stock-based awards issued below market value at the date such awards are granted, the intrinsic value of the options is amortized over the vesting period.

REVENUE RECOGNITION

     Net patient service revenues are reported at the net amounts billed to patients, third-party payors and others in the period the services are rendered. The Company has agreements with certain third-party payors that provide for payments to the Company at amounts discounted from its established rates.

     Approximately 18%, 18% and 19% of gross patient service revenue for the years ended June 30, 1999, 2000 and 2001, respectively, is from participation in the Medicare and state-sponsored Medicaid programs.

     Other revenues primarily consist of management fees from biopharmaceutical manufacturers and various management agreements with hospitals and joint ventures. The Company recognizes revenues in the period the services are rendered.

SHIPPING AND HANDLING COSTS

     Shipping and handling costs are included in cost of services.

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

USE OF ESTIMATES

     The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used primarily in recording the allowance for doubtful accounts.

                          ACCREDO HEALTH, INCORPORATED

RISK MANAGEMENT

     During 1999, the Company adopted a self-insured medical and dental plan for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses. The Company has entered into a reinsurance agreement with an independent insurance company to limit its losses on claims. Under the terms of this agreement, the insurance company will reimburse the Company for individual claims generally in excess of $50,000 and when total claims exceed an aggregate amount based on the number of covered lives. These reimbursements are included in general and administrative expense in the accompanying consolidated statements of income.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their estimated useful lives.

     The Company will apply the new rules on business combinations and accounting for goodwill and other intangible assets beginning in the first quarter of fiscal year 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $1,763,000 ($.06 diluted earnings per share) in fiscal year 2002. The Company will also perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001. The Company does not expect these impairment tests to have a material impact on the earnings and financial position of the Company.

3. BUSINESS ACQUISITIONS

     On October 20, 1999, the Company acquired the majority of the operating assets of the specialty pharmacy businesses operated by certain affiliates of Home Medical of America, Inc. ("HMA"), a company engaged in the sale and distribution of blood clotting factors and growth hormone products. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $7,765,000. The Company also paid an additional $482,000 for a related earn-out payment based upon the achievement of certain revenue goals in the six-month period ended April 30, 2000, resulting in a total purchase price of $8,247,000. The total value of tangible assets acquired was $234,000 and no indebtedness was assumed. The excess of the total purchase price, including acquisition costs of $91,000, over the fair value of the tangible assets acquired was allocated as follows: $7,663,000 to goodwill, $300,000 to acquired patient relationships and $50,000 to other intangible assets. The Company also paid $500,000 as consideration for an agreement from HMA and certain of its other affiliates not to compete for a period of five years.

     The Company acquired all of the outstanding stock of Sunrise Health Management, Inc. ("Sunrise") from its shareholders effective December 1, 1999. Sunrise is headquartered in Norcross, Georgia and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring intravenous immunoglobulin ("IVIG"), clotting factor and growth hormone. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $13,724,000. The Company also paid an additional $1,000,000 for a related earn-out payment based upon the achievement of certain financial results for the six-month period ended May 31, 2000, resulting in a total purchase price of $14,724,000. Total assets acquired and liabilities assumed were $1,903,000 and $882,000, respectively. The excess of the total purchase price, including acquisition costs of $45,000, over the fair value of the net assets acquired of $1,021,000 was allocated as follows: $12,987,000 to goodwill, $646,000 to acquired

                          ACCREDO HEALTH, INCORPORATED
patient relationships and $70,000 to other intangible assets. The Company also paid $500,000 as consideration for an agreement with the selling shareholders and a prior officer of Sunrise not to compete with the Company in certain product lines for a period of ten years.

     Effective April 1, 2000, the Company acquired an additional 30% interest in one of its joint ventures, Childrens Hemophilia Services, increasing its ownership in the joint venture to 80%. Childrens Hemophilia Services is located in Los Angeles, California and is a provider of blood clotting factors and ancillary supplies to hemophilia patients. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $2,086,000. Total assets acquired and liabilities assumed were $1,788,000 and $479,000, respectively. The excess of the purchase price over the fair value of the net assets acquired of $1,309,000, which amounted to $777,000, was allocated to goodwill. The Company also paid an additional $417,000 for an earn-out payment based upon the achievement of targeted earnings during the twelve-month period ended November 2000 as specified in the purchase agreement for the acquisition of the original 50% interest. In addition, the Company will pay up to an additional $417,000 in earn-out if targeted earnings specified in the purchase agreement are achieved in the twelve-month period ending November 2001.

     The Company acquired all of the outstanding stock of Pharmacare Resources, Inc. ("Pharmacare") and its sister company, NCL Management, Inc. from its shareholders effective May 1, 2001. Pharmacare is headquartered in Elmsford, New York and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring intravenous immunoglobulin ("IVIG"). This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $25,074,000. In addition, the Company will make an earn-out payment of up to $6,475,000 if Pharmacare achieves certain financial results in the twelve-month period ended December 31, 2001. Total assets acquired and liabilities assumed were $3,659,000 and $1,030,000, respectively. The excess of the total purchase price, including acquisition costs of $63,000, over the fair value of the net assets acquired of $2,629,000 was allocated as follows: $21,767,000 to goodwill, $617,000 to acquired patient relationships and $61,000 to other intangible assets. The Company also paid $500,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for a period of six years.

     Any additional earn-out payments made under these purchase agreements will be treated as additional purchase cost and added to goodwill.

     The results of these acquisitions have been included in the Company's results from their respective dates of acquisition.

     The pro forma results of operations for the years ended June 30, 1999, 2000 and 2001, as if the 1999 and 2000 acquisitions had occurred on July 1, 1998, and the 2001 acquisition had occurred on July 1, 1999, are as follows (in thousands, except per share data):

                                                           1999       2000       2001
                                                         --------   --------   --------
Total revenues.........................................  $270,237   $372,191   $471,735
Income before extraordinary item.......................     5,187     11,450     17,461
Net income.............................................     3,933     11,450     17,461
Net income per common share:
  Basic................................................  $    .28   $    .55   $    .70
  Diluted..............................................  $    .25   $    .52   $    .67

4. MARKETABLE SECURITIES

     At June 30, 2001, all of the Company's investments in marketable securities were investment-grade corporate debt instruments. The estimated fair value of the marketable securities approximated the amortized cost, which amounted to $16.5 million as of June 30, 2001 of which $14.5 million were classified as cash

                          ACCREDO HEALTH, INCORPORATED
equivalents. All of the investments mature within one year from June 30, 2001. There were no marketable securities at June 30, 2000.

5. PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at June 30 (in thousands):

                                                               2000      2001
                                                              -------   -------
Equipment...................................................  $ 4,638   $ 7,032
Furniture and fixtures......................................    4,709     5,027
                                                              -------   -------
                                                                9,347    12,059
Accumulated depreciation....................................   (2,355)   (3,864)
                                                              -------   -------
                                                              $ 6,992   $ 8,195
                                                              =======   =======

6. NOTES PAYABLE

     At June 30, 2001, the Company has a revolving line of credit agreement for up to $60 million with banks, which expires December 1, 2003. At June 30, 2001, the commitment under the line of credit agreement is $30,000,000. The Company may increase the commitment to $60,000,000 upon (i) 15 days written notice (ii) the payment of an additional commitment fee and (iii) delivery of a current compliance certificate demonstrating no event of default exists and will not exist following the increase in the commitment. Amounts outstanding under the line of credit bear interest at varying rates based upon a LIBOR or prime rate of interest at the periodic election of the Company, plus a variable margin rate based on the Company's debt to cash flow ratio as defined by the banks. The combination of a variable rate margin and LIBOR base rate resulted in an effective rate of 8.15% at June 30, 2000. The line of credit is secured by substantially all assets of the Company. The bank's security interest in a portion of the Company's inventory is subordinate to the liens on that inventory under the terms of a security agreement between the Company and one of its vendors. The same vendor has a security interest in certain accounts receivable of the Company which is subordinate to the rights of the banks. At June 30, 2000, the balance outstanding under this line of credit was $37,000,000. There were no borrowings at June 30, 2001.

     The credit agreement contains financial covenants which require the Company to maintain certain levels of net worth, tangible net worth, working capital, debt to net worth and liquidity ratios. The credit agreement also restricts certain changes in management and ownership of the Company.

     The Company entered into an interest rate swap agreement with a bank in October 1997 in order to fix a portion of its interest rate exposure on this line of credit. The terms of the agreement were revised and extended on January 21, 1999, and require the Company to pay a fixed interest rate of 5.5% on a $25 million notional amount and receive the 30-day LIBOR rate in exchange. On August 21, 2000, the Company surrendered the swap agreement and received $350,000 in consideration for the early termination of the agreement.

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

                          ACCREDO HEALTH, INCORPORATED

     The note purchase agreement specified that if at any time while the Notes were outstanding, the Company consummated a public offering, or merged or consolidated, the Company was required to use the net proceeds of such offering to repay the principal amount of the Notes, plus accrued interest.

     In connection with its initial public offering of common stock in April 1999, the Company repaid in full all principal and accrued interest on the Notes. As a result of this repayment, the Company incurred an extraordinary charge related to the early extinguishment of debt. This extraordinary charge of $1,254,000, net of a $746,000 income tax benefit for the year ended June 30, 1999, was due to unamortized original issue discount remaining on the Notes on the repayment date.

7. MANDATORILY REDEEMABLE CUMULATIVE PREFERRED STOCK

     In connection with its formation, the Company issued, at a $100 redemption amount, 255,361 shares of Series A mandatorily redeemable preferred stock on May 31, 1996, for a total of $25,536,100. The nonvoting mandatorily redeemable cumulative preferred stock was entitled to an $8 per share annual dividend.

     In connection with its initial public offering of common stock in April 1999, the Company redeemed all the outstanding shares of the nonvoting Series A mandatorily redeemable cumulative preferred stock (Series A) and all accrued and unpaid dividends thereon.

8. INCOME TAXES

     The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Income tax expense (benefit) consists of the following for the years ended June 30 (in thousands):

                                                              1999     2000      2001
                                                             ------   -------   -------
Current:
  Federal..................................................  $4,306   $ 6,634   $10,574
  State....................................................     666     1,032     1,631
                                                             ------   -------   -------
                                                              4,972     7,666    12,205
Deferred:
  Federal..................................................    (839)   (1,004)     (769)
  State....................................................    (130)     (154)     (103)
                                                             ------   -------   -------
                                                               (969)   (1,158)     (872)
                                                             ------   -------   -------
                                                             $4,003   $ 6,508   $11,333
                                                             ======   =======   =======

     The provision for income taxes differed from the amount computed by applying the statutory federal income tax rates for the years ended June 30 due to the following (in thousands):

                                                               1999     2000     2001
                                                              ------   ------   -------
Income tax expense at statutory rate........................  $2,851   $5,619   $10,006
State income tax expense, net of federal income tax
  benefit...................................................     354      577       992
Goodwill amortization.......................................     790      279       276
Other.......................................................       8       33        59
                                                              ------   ------   -------
Income tax expense..........................................  $4,003   $6,508   $11,333
                                                              ======   ======   =======

                          ACCREDO HEALTH, INCORPORATED

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities at June 30 are as follows (in thousands):

                                                               2000      2001
                                                              -------   -------
Deferred tax assets:
  Accounts receivable reserves..............................  $ 2,605   $ 4,010
  Accrued expenses..........................................      378       545
  Joint venture investments.................................       47        49
  Other.....................................................      103        99
                                                              -------   -------
                                                                3,133     4,703
Deferred tax liabilities:
  Property and equipment....................................     (303)     (330)
  Intangible assets.........................................   (1,015)   (1,628)
  Joint venture investments.................................      (37)     (164)
                                                              -------   -------
                                                               (1,355)   (2,122)
                                                              -------   -------
Net deferred tax assets.....................................  $ 1,778   $ 2,581
                                                              =======   =======

     Management has evaluated the need for a valuation allowance for the deferred tax assets and believes it is more likely than not that the assets will ultimately be realized through future taxable income from operations.

9. COMMITMENTS

     The Company leases office space and equipment under various operating leases. Rent expense for all operating leases was approximately $985,000, $1,227,000 and $1,575,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

     Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial terms of one year or more consist of the following at June 30, 2001 (in thousands):

2002........................................................  $1,968
2003........................................................   2,080
2004........................................................   1,734
2005........................................................   1,730
2006........................................................   1,449
Thereafter..................................................     446
                                                              ------
                                                              $9,407
                                                              ======

     In connection with the acquisition of Pharmacare Resources, Inc. made during fiscal year 2001, the Company may be obligated to make up to $6,475,000 in earn-out payments during the next twelve months.

10. INVESTMENT IN JOINT VENTURES

     Texas Health Pharmaceutical Resources, Teddy Bear Home Care/Drug Therapies, Children's Memorial Home Hemophilia Services, Childrens Home Services, Childrens Biotech Pharmacy Services, Childrens National Hemophilia Care and Specialized Pharmaceutical Services are partnerships in which the Company has a 50% ownership interest. Campus Home Health Care-Home Hemophilia is a limited liability company in which the Company had a 25% ownership interest (this entity was dissolved during the fiscal year ended June 30, 1999). The Company uses the equity method of accounting for these joint ventures. Amounts due from these joint ventures to the Company are classified as due from affiliates in the accompanying

                          ACCREDO HEALTH, INCORPORATED
consolidated balance sheets. The portion of the Company's retained earnings at June 30, 2000 and 2001 attributable to undistributed earnings of these joint ventures is $1,385,000 and $2,088,000, respectively.

     On November 10, 1998, the Company acquired a 50% general partnership interest in Childrens Hemophilia Services, a partnership established to engage in the sale and distribution of blood clotting factors and ancillary supplies to hemophilia patients, for an initial purchase price of $917,000. The Company also paid an additional $417,000 for a related earn-out payment based upon the achievement of targeted earnings during the twelve-month period ended November 2000 as specified in the purchase agreement. In addition, the Company will pay up to an additional $417,000 in earn-out if targeted earnings specified in the purchase agreement are achieved in the twelve-month period ending November 2001. Effective April 1, 2000, the Company acquired an additional 30% interest in Childrens Hemophilia Services, increasing its ownership in the joint venture to 80% (see Note 3).

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

     On January 1, 2000, the Company entered into a joint venture agreement with Specialized Pharmaceutical Services, Inc. ("SPS") to market, sell, provide and distribute intravenous immunoglobulin ("IVIG") products and related services and supplies in thirteen northeastern and eastern states. The term of the joint venture is for a period of six years unless terminated at an earlier date pursuant to the terms of the agreement. The Company has contributed $200,000 to this joint venture and has committed to make an additional $300,000 capital contribution. The companies will share equally in the assets, liabilities, profits and losses of the joint venture. In conjunction with the formation of this joint venture, the Company entered into management, service and sales agreements with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a management fee and the reimbursement of certain expenses. The Company will also sell IVIG products to the joint venture.

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

     The Company received fees for management services from the joint ventures of $589,000, $819,000 and $1,193,000 for the years ended June 30, 1999, 2000 and
2001, respectively, which are recorded as other revenues in the accompanying consolidated statements of income.

                          ACCREDO HEALTH, INCORPORATED

     Summary financial information for affiliated joint ventures (20 percent to 50 percent owned) accounted for by the equity method is as follows as of and for the years ended June 30 (in thousands):

                                                             1999      2000      2001
                                                            -------   -------   -------
Current assets............................................  $ 8,519   $ 6,229   $ 8,753
Property and equipment and other assets...................       81        84        69
Current liabilities.......................................    3,101     3,130     4,114
Total revenues............................................   17,512    20,637    23,359
Net income................................................    3,866     4,057     2,315

11. DEFINED CONTRIBUTION RETIREMENT PLAN

     The Company sponsors a qualified, defined contribution retirement plan under Section 401(k) of the Internal Revenue Code in which substantially all employees qualify for participation. The Company matches employee contributions, as defined in the plan. The Company made annual matching contributions of approximately $98,000, $152,000 and $189,000 for the years ended June 30, 1999, 2000 and 2001, respectively.

12. STOCKHOLDERS' EQUITY

COMMON STOCK

     In April 1999, the Company completed its initial public offering of 7,762,500 shares of common stock at an offering price of $7.11 per share. In connection with the offering, the Company's majority shareholder exchanged 2,475,000 shares of the Company's $.01 par value common stock for 2,475,000 shares of the Company's $.01 par value non-voting common stock. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable cumulative preferred stock plus accrued dividends, repay the Company's senior subordinated notes and reduce the balance of the outstanding revolving line of credit. During fiscal year 2000, the shareholder converted the 2,475,000 shares of the Company's $.01 par value non-voting common stock to 2,475,000 shares of the Company's $.01 par value common stock.

     On August 17, 2000, the Company completed a stock offering of 3,600,000 shares of its common stock. An additional 540,000 shares of common stock were sold on September 12, 2000 pursuant to the exercise of the underwriters' over-allotment option. All shares were issued at a price of $22.67 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, was $88.3 million.

     On February 21, 2000, the Company effected a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 11, 2000, whereby shareholders received one additional share of common stock for every two shares held. All share and per share data in the consolidated financial statements and the notes hereto have been retroactively adjusted for the split.

     On February 23, 2001, the Company effected a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on February 9, 2001, whereby shareholders received one additional share of common stock for every two shares held. All share and per share data in the consolidated financial statements and the notes hereto have been retroactively adjusted for the split.

PREFERRED STOCK

     In April 1999, the Company's Board of Directors and Stockholders authorized the establishment of a new class of undesignated preferred stock.

                          ACCREDO HEALTH, INCORPORATED

13. EMPLOYEE STOCK PURCHASE PLAN

     In April 1999, the Company's Board of Directors adopted and the stockholders approved the Accredo Health, Incorporated 1999 Employee Stock Purchase Plan (the ESPP). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of an offering period (usually consisting of a six-month period beginning January 1 or July 1) or the last day of an offering period, whichever is lower. The shares are purchased at the end of each period with funds withheld from employees' pay during the period. A total of 303,750 shares of the Company's common stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced on the effective date of the Company's initial public offering in April 1999. There were 106,284 and 28,721 shares of common stock issued during the years ended June 30, 2000 and 2001, respectively, pursuant to this employee stock purchase plan.

14. STOCK OPTION PLAN

     The Company's Amended and Restated Stock Option and Restricted Stock Purchase Plan authorizes the grant of options to selected employees, officers and directors for up to 2,171,250 shares of the Company's common stock. As of June 30, 2001, options to purchase 2,070,036 shares of stock have been granted under this plan. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years of continued employment.

     The Company's 1999 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 1,125,000 shares of the Company's common stock. As of June 30, 2001, options to purchase 988,147 shares of stock have been granted under this plan under terms similar to those discussed above.

     Pro forma information regarding net income is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the years ended June 30:

                                              1999             2000             2001
                                         --------------   --------------   --------------
Risk-free interest rate................  5.05% to 5.40%   5.81% to 6.59%   4.57% to 6.14%
Dividend yield.........................        0%               0%               0%
Volatility factor......................       .50              .72              .70
Weighted-average expected life.........    4.47 years       3.19 years       4.0 years

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information for the years ended June 30 is as follows (in thousands, except share data):

                                                               1999     2000     2001
                                                              ------   ------   -------
Net income "as reported"....................................  $3,128   $9,896   $17,255
Pro forma net income........................................  $2,729   $8,784   $14,094
Pro forma basic earnings per share..........................  $ 0.19   $ 0.42   $  0.56
Pro forma diluted earnings per share........................  $ 0.18   $ 0.40   $  0.54

                          ACCREDO HEALTH, INCORPORATED

     These pro forma disclosures are not necessarily representative of the effects of stock options on reported pro forma net income for future years.

     A summary of the Company's stock option activity and related information for the periods ended June 30 follows:

                                  1999                     2000                     2001
                         ----------------------   ----------------------   ----------------------
                                      WEIGHTED-                WEIGHTED-                WEIGHTED-
                                       AVERAGE                  AVERAGE                  AVERAGE
                                      EXERCISE                 EXERCISE                 EXERCISE
                          OPTIONS       PRICE      OPTIONS       PRICE      OPTIONS       PRICE
                         ----------   ---------   ----------   ---------   ----------   ---------
Outstanding at
  beginning of
  period...............   1,926,978     $1.62      2,101,678    $ 1.90      1,780,947    $ 3.97
Granted................     196,075      4.56        334,294     12.92        746,393     28.10
Exercised..............      (5,625)     1.33       (630,716)     1.75       (625,067)     3.91
Forfeited..............     (15,750)     1.78        (24,309)     5.92       (105,498)    12.30
                         ----------     -----     ----------    ------     ----------    ------
Outstanding at end of
  period...............   2,101,678     $1.90      1,780,947    $ 3.97      1,796,775    $13.52
                         ==========     =====     ==========    ======     ==========    ======
Exercisable at end of
  year.................     912,942     $1.53      1,092,495    $ 3.13        973,029    $ 4.56
                         ==========     =====     ==========    ======     ==========    ======
Weighted-average fair
  value of options
  granted during the
  year.................  $     2.21               $     6.68               $    16.03
                         ==========               ==========               ==========

                                    OPTIONS OUTSTANDING
                          ---------------------------------------     OPTIONS EXERCISABLE
                                          WEIGHTED-                 ------------------------
                                           AVERAGE      WEIGHTED-                  WEIGHTED-
                            NUMBER        REMAINING      AVERAGE      NUMBER        AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING    CONTRACTUAL    EXERCISE    EXERCISABLE    EXERCISE
    (150% INCREMENT)      AT 6/30/01        LIFE          PRICE     AT 6/30/01       PRICE
------------------------  -----------    -----------    ---------   -----------    ---------
     $ 1.33 -  1.33          629,537      5.0 years      $ 1.33       629,537       $ 1.33
       2.67 -  2.67          234,941      6.6 years        2.67       175,476         2.67
       7.11 -  7.11           29,930      7.8 years        7.11         7,389         7.11
      12.89 - 13.06          182,085      8.4 years       12.91        93,127        12.90
      23.25 - 33.73          720,282      9.4 years       28.14        67,500        27.75
------------------------   ---------      ---------      ------       -------       ------
     $ 1.33 - 33.73        1,796,775      7.4 years      $13.52       973,029       $ 4.56
------------------------   ---------      ---------      ------       -------       ------

                          ACCREDO HEALTH, INCORPORATED

15. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended June 30 (in thousands, except share data):

                                                     1999          2000          2001
                                                  -----------   -----------   -----------
Numerator for basic and diluted income per share
  to common stockholders:
Income before extraordinary item................  $     4,382   $     9,896   $    17,255
Extraordinary item..............................       (1,254)           --            --
Preferred stock dividends.......................       (1,617)           --            --
                                                  -----------   -----------   -----------
Net income to common stockholders...............  $     1,511   $     9,896   $    17,255
                                                  ===========   ===========   ===========
Denominator:
  Denominator for basic income per share to
     common stockholders-weighted-average
     shares.....................................   14,252,707    20,764,780    24,994,496
  Effect of dilutive stock options..............    1,395,208     1,410,048     1,131,033
                                                  -----------   -----------   -----------
  Denominator for diluted income per share to
     common stockholders-adjusted
     weighted-average shares....................   15,647,915    22,174,828    26,125,529
                                                  ===========   ===========   ===========
Basic earnings per common share:
  Income before extraordinary item..............  $      0.31   $      0.48   $      0.69
  Extraordinary item............................        (0.09)           --            --
  Preferred stock dividends.....................        (0.11)           --            --
                                                  -----------   -----------   -----------
  Net income to common stockholders.............  $      0.11   $      0.48   $      0.69
                                                  ===========   ===========   ===========
Diluted earnings per common share:
  Income before extraordinary item..............  $      0.28   $      0.45   $      0.66
  Extraordinary item............................        (0.08)           --            --
  Preferred stock dividends.....................        (0.10)           --            --
                                                  -----------   -----------   -----------
  Net income to common stockholders.............  $      0.10   $      0.45   $      0.66
                                                  ===========   ===========   ===========

16. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     Quarterly financial information for the years ended June 30, 2000 and 2001, is summarized below (in thousands, except share data):

                                                                   2001
                                                 ----------------------------------------
                                                  FIRST     SECOND     THIRD      FOURTH
                                                 QUARTER   QUARTER    QUARTER    QUARTER
                                                 -------   --------   --------   --------
Total revenues.................................  $99,577   $113,870   $124,280   $124,413
Operating income...............................    5,368      6,175      7,213      7,754
Income before income taxes.....................    5,593      6,900      7,913      8,182
Net income.....................................    3,364      4,167      4,789      4,935
Basic earnings per common share:
  Net income...................................     0.15       0.16       0.19       0.19
Diluted earnings per common share:
  Net income...................................     0.14       0.16       0.18       0.18

                          ACCREDO HEALTH, INCORPORATED

                                                                   2000
                                                 ----------------------------------------
                                                  FIRST     SECOND     THIRD      FOURTH
                                                 QUARTER   QUARTER    QUARTER    QUARTER
                                                 -------   --------   --------   --------
Total revenues.................................  $76,871   $ 86,356   $ 91,392   $ 98,417
Operating income...............................    3,625      4,316      5,186      5,590
Income before income taxes.....................    3,273      3,884      4,472      4,775
Net income.....................................    1,968      2,349      2,732      2,847
Basic earnings per common share:
  Net income...................................     0.10       0.11       0.13       0.13
Diluted earnings per common share:
  Net income...................................     0.09       0.11       0.12       0.13

                          ACCREDO HEALTH, INCORPORATED

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

             COL. A                      COL. B                  COL. C              COL. D        COL. E
---------------------------------  -------------------   -----------------------   ----------   -------------
                                                                ADDITIONS
                                                         -----------------------
                                                         CHARGED TO   CHARGED TO
                                       BALANCE AT        COSTS AND      OTHER                    BALANCE AT
           DESCRIPTION             BEGINNING OF PERIOD    EXPENSES     ACCOUNTS    DEDUCTIONS   END OF PERIOD
---------------------------------  -------------------   ----------   ----------   ----------   -------------
Year ended June 30, 1999:
  Allowance for doubtful
     accounts....................        $3,430            $4,739       $  --       $  2,869(2)    $5,300
Year ended June 30, 2000:
  Allowance for doubtful
     accounts....................         5,300             6,117          76(1)       3,098(2)     8,395
Year ended June 30, 2001:
  Allowance for doubtful
     accounts....................         8,395             6,131          --          3,718(2)    10,808

---------------

(1) Allowance as a result of acquisitions
(2) Uncollectible accounts written off, net of recoveries

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, State of Tennessee, on the 28th day of September, 2001.

                                          ACCREDO HEALTH, INCORPORATED

                                          By:     /s/ DAVID D. STEVENS
                                            ------------------------------------
                                                      David D. Stevens
                                                 Chairman of the Board and
                                                  Chief Executive Officer

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


               /s/ DAVID D. STEVENS                  Chairman of the Board, Chief    September 28, 2001
---------------------------------------------------    Executive Officer and
                 David D. Stevens                      Director (Principal
                                                       Executive Officer)

               /s/ JOEL R. KIMBROUGH                 Senior Vice President, Chief    September 28, 2001
---------------------------------------------------    Financial Officer Treasurer
                 Joel R. Kimbrough                     (Principal Financial and
                                                       Accounting Officer)

                 /s/ JOHN R. GROW                    President and Director          September 28, 2001
---------------------------------------------------
                   John R. Grow

               /s/ KYLE J. CALLAHAN                  Director                        September 28, 2001
---------------------------------------------------
                 Kyle J. Callahan

             /s/ KENNETH R. MASTERSON                Director                        September 28, 2001
---------------------------------------------------
               Kenneth R. Masterson

               /s/ KENNETH J. MELKUS                 Director                        September 28, 2001
---------------------------------------------------
                 Kenneth J. Melkus

               /s/ PATRICK J. WELSH                  Director                        September 28, 2001
---------------------------------------------------
                 Patrick J. Welsh

                /s/ KEVIN L. ROBERG                  Director                        September 28, 2001
---------------------------------------------------
                  Kevin L. Roberg

                /s/ DICK R. GOURLEY                  Director                        September 28, 2001
---------------------------------------------------
                  Dick R. Gourley

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
 2.1       --  Stock Purchase Agreement, dated as of December 1, 1999, among Margo Grbinich-Hunt, Mark B. Epstein, Hemophilia
               Health Services, Inc. and Sunrise Health Management, Inc.
               (incorporated by reference to Exhibit 2.1 to our Current
               Report on Form 8-K dated December 3, 1999 and filed December
               16, 1999).
 3.1       --  Amended and Restated Certificate of Incorporation of Accredo
               Health, Incorporated (incorporated by reference to Exhibit
               3.1 to our Registration Statement on Form S-1 (File Number
               333-62679)).
 3.2       --  Certificate of Amendment of the Certificate of Incorporation
               of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 2000).
 3.3       --  Amended and Restated Bylaws of Accredo Health, Incorporated
               (incorporated by reference to Exhibit 3.2 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
 4.1       --  Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1
               (File Number 333-62679)).
10.1       --  Accredo Health 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.2       --  Accredo Health 1999 Employee Stock Purchase Plan
               (incorporated by reference to Exhibit 10.7 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.3       --  Nova Holdings, Inc. and its Subsidiaries Stock Option and
               Restricted Purchase Plan, as amended and restated
               (incorporated by reference to Exhibit 10.8 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.4       --  Registration Rights Agreement dated May 31, 1996 among the
               Company, Welsh, Carson, Anderson & Stowe VII, L.P. and
               certain other investors (incorporated by reference to
               Exhibit 10.10 to our Registration Statement on Form S-1
               (File Number 333-62679)).
10.5       --  Amendment Number One to the Registration Rights Agreement
               dated October 27, 1997 among the Company, Welsh, Carson,
               Anderson & Stowe VII, L.P. and certain other investors
               (incorporated by reference to Exhibit 10.11 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.6       --  Amendment Number Two to the Registration Rights Agreement
               dated July 24, 1998 among the Company, Welsh, Carson,
               Anderson & Stowe VII, L.P. and certain other investors
               (incorporated by reference to Exhibit 10.12 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.7       --  Stock Purchase Agreement dated as of June 5, 1997 among
               Dianne R. Martz, A.B. Charlton, III, the Company and Horizon
               Health Systems, Inc. (incorporated by reference to Exhibit
               10.17 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.8       --  Non-Disclosure and Non-Compete Agreement dated as of June 5,
               1997 by and among Horizon Health Systems, Inc., the Company and Dianne R. Martz (incorporated by reference to Exhibit
               10.18 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.9       --  Grant Agreement dated as of June 5, 1997 by and between Kyle
               Callahan and the Company (incorporated by reference to
               Exhibit 10.19 to our Registration Statement on Form S-1
               (File Number 333-62679)).
10.10      --  Subscription and Restriction Agreement dated as of June 5,
               1997 by and between the Company and Kyle Callahan
               (incorporated by reference to Exhibit 10.20 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.11      --  Consulting and Transition Agreement dated as of June 5, 1997 by and between Dianne Martz and Horizon Health Systems, Inc.
               (incorporated by reference to Exhibit 10.21 to our
               Registration Statement on Form S-1 (File Number 333-62679)).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.12      --  Lease Agreement dated September 1, 1994 between Dianne Martz and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1
               (File Number 333-62679)).
10.13      --  Addendum to Lease Agreement dated September 1, 1994 amending the square footage of Premises and annual rental payments
               (incorporated by reference to Exhibit 10.24 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.14      --  Second Lease Amendment, dated May 25, 1999, between Dianne
               R. Griffith, as landlord, and Hemophilia Health Services,
               Inc. as tenant. (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the fiscal year ended
               June 30, 1999).
10.15      --  Refunds Payable Escrow Agreement dated June 5, 1997 among
               First American National Bank, Nova Holdings, Inc. and Dianne
               Martz and A. B. Charlton, III (incorporated by reference to
               Exhibit 10.26 to our Registration Statement on Form S-1
               (File Number 333-62679)).
10.16      --  Loan and Security Agreement dated as of June 5, 1997 among
               Nova Holdings, Inc. and its Subsidiaries and NationsBank of
               Tennessee, N.A. and First Tennessee Bank National
               Association. (incorporated by reference to Exhibit 10.38 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.17      --  Amendment No. 1 Loan and Security Agreement dated as of
               August 28, 1998 among Nova Holdings, Inc., a Delaware
               corporation, and its Subsidiaries and NationsBank of
               Tennessee, N.A. and First Tennessee Bank National
               Association (incorporated by reference to Exhibit 10.56 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.18      --  Amendment No. 2 dated March 2, 1999 to Loan and Security
               Agreement as amended on June 5, 1997 among Accredo Health,
               Incorporated and its Subsidiaries and NationsBank, N.A. and
               First Tennessee Bank National Association and NationsBank,
               N.A. as Agent (incorporated by reference to Exhibit 10.66 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.19      --  Amendment No. 3 dated October 14, 1999 to Loan and Security
               Agreement as amended on June 5, 1997 among Accredo Health,
               Incorporated and its Subsidiaries and Bank of America, N.A.
               and First Tennessee Bank National Association and Brown
               Brothers Harriman & Co. and Bank of America, N.A. as Agent
               (incorporated by reference to Exhibit 10.1 to our Quarterly
               Report on Form 10-Q for the fiscal quarter ended September
               30, 1999).
10.20      --  Amendment No. 4 dated December 3, 1999 to Loan and Security
               Agreement as amended on June 5, 1997 among Accredo Health,
               Incorporated and its Subsidiaries and Bank of America, N.A.
               and First Tennessee Bank National Association and Brown
               Brothers Harriman & Co. and Bank of America, N.A. as Agent
               (incorporated by reference to Exhibit 10.1 to our Quarterly
               Report on Form 10-Q for the fiscal quarter ended December
               31, 1999).
10.21      --  Amendment No. 5 dated July 7, 2000 to Loan and Security
               Agreement as amended on June 5, 1997 among Accredo Health,
               Incorporated and its Subsidiaries and Bank of America, N.A.
               and First Tennessee Bank National Association and Brown
               Brothers Harriman & Co. and Bank of America, N.A. as Agent
               (incorporated by reference to Exhibit 10.21 to our Annual
               Report on Form 10-K for the fiscal year ended June 30,
               2000).
10.22      --  Amendment No. 6 dated as of January 1, 2001 to Loan and
               Security Agreement as amended dated as of June 5, 1997 among
               Accredo Health, Incorporated and its Subsidiaries and Bank
               of America, N.A. and First Tennessee Bank National
               Association and Brown Brothers Harriman & Co. and Bank of
               America, N.A. as Agent (incorporated by reference to Exhibit
               10.1 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended March 31, 2001).
10.23      --  Swing Line Note dated December 1, 1997 entered into by Nova
               Holdings, Inc. with NationsBank of Tennessee, N.A.
               (incorporated by reference to Exhibit 10.39 to our
               Registration Statement on Form S-1 (File Number 333-62679)).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.24      --  ISDA Master Agreement dated August 7, 1997 between
               NationsBank of Tennessee, N.A. and Nova Holdings, Inc.
               (incorporated by reference to Exhibit 10.40 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.25      --  Loan Agreement dated November 24, 1998 between NationsBank,
               N.A. and Children's Hemophilia Services, a California
               general partnership composed of Children's Home Care, a
               California not-for-profit public benefit corporation and
               Horizon Health Systems, Inc., a Tennessee Corporation
               (incorporated by reference to Exhibit 10.57 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.26      --  Limited Guaranty dated November 24, 1998 between
               NationsBank, N.A. and Accredo Health, Incorporated
               (incorporated by reference to Exhibit 10.58 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.27      --  Promissory Note dated December 24, 1998 between NationsBank,
               N.A. and Children's Hemophilia Services (incorporated by
               reference to Exhibit 10.59 to our Registration Statement on
               Form S-1 (File Number 333-62679)).
10.28      --  Amended and Restated General Partnership Agreement of
               Children's Hemophilia Services (incorporated by reference to
               Exhibit 10.61 to our Registration Statement on Form S-1
               (File Number 333-62679)).
10.29      --  Amendment Number One to Amended and Restated General
               Partnership Agreement of Children's Hemophilia Services and
               Restrictive Agreement dated January 5, 2000 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.30      --  First Amendment to Amended and Restated General Partnership
               Agreement of Children's Hemophilia Services dated June 30,
               2000 (incorporated by reference to Exhibit 10.29 to our
               Annual Report on Form 10-K for the fiscal year ended June
               30, 2000).
10.31      --  Hemophilia Therapy Business Management, Services and Sales
               Agreement, dated November 10, 1998 between Horizon Health
               Systems, Inc., a Tennessee corporation, and Children's
               Hemophilia Services, a California general partnership (The
               Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by
               reference to Exhibit 10.63 to our Registration Statement on
               Form S-1 (File Number 333-62679)).
10.32      --  Amended and Restated Contract for the Sale and Distribution
               of Genentech Human Growth Hormone effective as of April 8,
               2000 by and between Genentech, Inc. and Nova Factor, Inc.
               (The Company has obtained confidential treatment with
               respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form
               10-Q for the fiscal quarter ended March 31, 2000).
10.33      --  Amended and Restated Distribution and Services Agreement
               effective as of January 1, 2000 by and between Biogen, Inc.
               and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)
               (incorporated by reference to Exhibit 10.1 to our Quarterly
               Report on Form 10-Q for the fiscal quarter ended March 31,
               2000).
10.34      --  Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain
               portions of this Exhibit.) (incorporated by reference to
               Exhibit 10.2 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended March 31, 2000).
10.35      --  Distribution and Services Agreement dated August 28, 1998 between Centocor, Inc. and its affiliates and Nova Factor,
               Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.36      --  Amendment No. 1 to Distribution and Service Agreement dated
               January 11, 1999 by and between Centocor, Inc. and its
               Affiliates and Nova Factor, Inc. (incorporated by reference to Exhibit 10.67 to our Registration Statement on Form S-1
               (File Number 333-62679)).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.37      --  Services Agreement, dated July 26, 1999, by and between
               Centocor, Inc. and Nova Factor, Inc. (The Company has
               obtained confidential treatment with respect to certain
               portions of this Exhibit.) (incorporated by reference to
               Exhibit 10.63 to our Annual Report on Form 10-K for the
               fiscal year ended June 30, 1999).
10.38      --  Distribution Agreement, dated October 3, 2000, between
               MedImmune, Incorporated and Nova Factor, Inc. (The Company
               has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to
               Exhibit 10.1 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 2000).
10.39      --  Amended and Restated Distribution Agreement, dated January
               1, 1998, by and between Nova Factor, Inc. and Genzyme
               Corporation (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.)
               (incorporated by reference to Exhibit 10.65 to our Annual
               Report on Form 10-K for the fiscal year ended June 30,
               1999).
10.40      --  Incentive Stock Option Agreement of David Stevens dated May
               31, 1996 (incorporated by reference to Exhibit 10.46 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.41      --  Incentive Stock Option Agreement of Joel R. Kimbrough dated
               May 31, 1996 (incorporated by reference to Exhibit 10.47 to our Registration Statement on Form S-1 (File Number
               333-62679) ).
10.42      --  Incentive Stock Option Agreement of John R. Grow dated May
               31, 1996 (incorporated by reference to Exhibit 10.48 to our
               Registration Statement on Form S-1 (File Number 333-62679)).
10.43      --  Incentive Stock Option Agreement of Kyle Callahan dated
               September 3, 1997 (incorporated by reference to Exhibit
               10.49 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.44      --  Non-Qualified Stock Option Agreement of Patrick J. Welsh
               dated February 9, 1998 (incorporated by reference to Exhibit
               10.50 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.45      --  Non-Qualified Stock Option Agreement of Ken Melkus dated
               February 9, 1998 (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.46      --  Incentive Stock Option Agreement of Kyle Callahan dated
               February 9, 1998 (incorporated by reference to Exhibit 10.52 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.47      --  Non-Qualified Stock Option Agreement of Kenneth R. Masterson
               dated April 30, 1998 (incorporated by reference to Exhibit
               10.54 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.48      --  Incentive Stock Option Agreement of Thomas W. Bell, Jr.
               dated July 10, 1998 (incorporated by reference to Exhibit
               10.55 to our Registration Statement on Form S-1 (File Number
               333-62679)).
10.49      --  Non-Qualified Stock Option Agreement of Patrick J. Welsh
               dated November 10, 1999 (incorporated by reference to
               Exhibit 10.2 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 1999).
10.50      --  Non-Qualified Stock Option Agreement of Kenneth J. Melkus
               dated November 10, 1999 (incorporated by reference to
               Exhibit 10.4 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 1999).
10.51      --  Non-Qualified Stock Option Agreement of Kenneth R. Masterson
               dated November 10, 1999 (incorporated by reference to
               Exhibit 10.5 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 1999).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.52      --  Non-Qualified Stock Option Agreement of Kevin L. Roberg
               dated November 10, 1999 (incorporated by reference to
               Exhibit 10.6 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 1999).
10.53      --  Non-Qualified Stock Option Agreement of Kevin L. Roberg
               dated November 18, 1999 (incorporated by reference to
               Exhibit 10.7 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 1999).
10.54      --  Non-Qualified Stock Option Agreement of Patrick J. Welsh
               dated November 1, 2000 (incorporated by reference to Exhibit
               10.2 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended December 31, 2000).
10.55      --  Non-Qualified Stock Option Agreement of Kevin L. Roberg
               dated November 1, 2000 (incorporated by reference to Exhibit
               10.3 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended December 31, 2000).
10.56      --  Non-Qualified Stock Option Agreement of Kenneth J. Melkus
               dated November 1, 2000 (incorporated by reference to Exhibit
               10.4 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended December 31, 2000).
10.57      --  Non-Qualified Stock Option Agreement of Kenneth R. Masterson
               dated November 1, 2000 (incorporated by reference to Exhibit
               10.5 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended December 31, 2000).
10.58      --  Non-Qualified Stock Option Agreement of Dick R. Gourley
               dated November 1, 2000 (incorporated by reference to Exhibit
               10.6 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended December 31, 2000).
10.59      --  Non-Qualified Stock Option Agreement of Dick R. Gourley
               dated November 16, 2000 (incorporated by reference to
               Exhibit 10.7 to our Quarterly Report on Form 10-Q for the
               fiscal quarter ended December 31, 2000).
10.60      --  Incentive Stock Option Agreement of David Stevens dated
               November 1, 2000 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.61      --  Incentive Stock Option Agreement of John R. Grow dated
               November 1, 2000 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.62      --  Incentive Stock Option Agreement of Joel R. Kimbrough dated
               November 1, 2000 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.63      --  Incentive Stock Option Agreement of Thomas W. Bell, Jr.
               dated November 1, 2000 (incorporated by reference to Exhibit
               10.11 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended December 31, 2000).
10.64      --  Incentive Stock Option Agreement of Kyle J. Callahan dated
               November 1, 2000 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.65      --  Employment Agreement dated as of September 1, 1999 between
               Accredo Health, Incorporated and David D. Stevens
               (incorporated by reference to Exhibit 10.55 to our Annual
               Report on Form 10-K for the fiscal year ended June 30,
               2000).
10.66      --  Employment Agreement dated as of September 1, 1999 between
               Accredo Health, Incorporated and John R. Grow (incorporated by reference to Exhibit 10.56 to our Annual Report on Form
               10-K for the fiscal year ended June 30, 2000).
10.67      --  Employment Agreement dated as of September 1, 1999 between
               Accredo Health, Incorporated and Joel R. Kimbrough
               (incorporated by reference to Exhibit 10.57 to our Annual
               Report on Form 10-K for the fiscal year ended June 30,
               2000).

EXHIBIT
NUMBER                           DESCRIPTION OF EXHIBITS
-------                          -----------------------
10.68      --  Employment Agreement dated as of September 1, 1999 between
               Accredo Health, Incorporated and Kyle J. Callahan
               (incorporated by reference to Exhibit 10.58 to our Annual
               Report on Form 10-K for the fiscal year ended June 30,
               2000).
10.69      --  Employment Agreement dated as of September 1, 1999 between
               Accredo Health, Incorporated and Thomas W. Bell, Jr.
               (incorporated by reference to Exhibit 10.59 to our Annual
               Report on Form 10-K for the fiscal year ended June 30,
               2000).
10.70      --  Amendment Number One to Employment Agreement effective as of
               September 1, 2000 between Accredo Health, Incorporated and
               David D. Stevens (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.71      --  Amendment Number One to Employment Agreement effective as of
               September 1, 2000 between Accredo Health, Incorporated and
               John R. Grow (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the fiscal quarter
               ended December 31, 2000).
10.72      --  Amendment Number One to Employment Agreement effective as of
               September 1, 2000 between Accredo Health, Incorporated and
               Joel R. Kimbrough (incorporated by reference to Exhibit
               10.15 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended December 31, 2000).
10.73      --  Amendment Number One to Employment Agreement effective as of
               September 1, 2000 between Accredo Health, Incorporated and
               Kyle J. Callahan (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.74      --  Amendment Number One to Employment Agreement effective as of
               September 1, 2000 between Accredo Health, Incorporated and
               Thomas W. Bell, Jr. (incorporated by reference to Exhibit
               10.17 to our Quarterly Report on Form 10-Q for the fiscal
               quarter ended December 31, 2000).
10.75      --  Amendment Number 7 dated as of June 1, 2001 to Loan and
               Security Agreement as Amended dated as of June 5, 1997 among
               Accredo Health, Incorporated and its Subsidiaries and Bank
               of America, N.A., First Tennessee Bank National Association
               and Brown Brother Harriman & Co. and Bank of America, N.A.,
               as Agent
10.76      --  Amendment Number One to Amended and Restated Contract for
               the Sale and Distribution of Genentech Human Growth Hormone
               effective as of June 8, 2001 by and between Genentech, Inc.
               and Nova Factor, Inc. (The Company has requested
               confidential treatment with respect to certain portions of this Exhibit.)
21.1       --  Subsidiaries
23.1       --  Consent of Ernst & Young LLP
24.1       --  Power of Attorney (contained on the signature pages of this report)