Form 10-Q
period 2001-09-30
ACCREDO HEALTH INC
filed 2001-11-14
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER 000-25769

                          ACCREDO HEALTH, INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                62-1642871
  -------------------------------------             -----------------------
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

Yes [ ] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                       OUTSTANDING AT
                                                         OCTOBER 26,
                   CLASS                                    2001
 COMMON STOCK, $0.01 PAR VALUE................           26,050,775
 NON-VOTING COMMON STOCK, $0.01 PAR VALUE.....                    0
                                                          ---------
 TOTAL COMMON STOCK...........................           26,050,775
                                                         ==========

                          ACCREDO HEALTH, INCORPORATED

                                      INDEX

Part I  -  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (unaudited)
                  For the three months ended September 30, 2000 and 2001

         Condensed Consolidated Balance Sheets
                  June 30, 2001 and September 30, 2001 (unaudited)

         Condensed Consolidated Statements of Cash Flows (unaudited)
                  For the three months ended September 30, 2000 and
                  2001

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

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended
                                                        September 30,
                                                 -----------------------

                                                    2001          2000
                                                 ---------      --------
Net patient service revenue                      $ 122,295      $ 95,597
Other revenue                                        3,907         3,769
Equity in net income of joint ventures                 446           211
                                                 ---------      --------
Total revenues                                     126,648        99,577

Cost of services                                   107,012        85,008
                                                 ---------      --------
Gross profit                                        19,636        14,569

General & administrative                             8,481         6,636
Bad debts                                            1,055         1,552
Depreciation and amortization                          691         1,013
                                                 ---------      --------
Income from operations                               9,409         5,368

Interest income, net                                   514           374
Minority interest in consolidated subsidiary          (319)         (149)
                                                 ---------      --------
Income before income taxes                           9,604         5,593

Provision for income taxes                           3,727         2,229
                                                 ---------      --------
Net income                                       $   5,877      $  3,364
                                                 =========      ========

Cash dividends declared on common stock          $      --      $     --
                                                 =========      ========
Earnings per share:
             Basic                               $    0.23      $   0.15
             Diluted                             $    0.22      $   0.14

     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                        (Unaudited)
                                                                       September 30,   June 30,
                                                                            2001         2001
                                                                          --------     --------
ASSETS

Current assets:
         Cash and cash equivalents                                        $ 53,324     $ 54,520
         Marketable securities                                               5,500        2,000
         Patient accounts receivable, less allowance for
           doubtful accounts of $11,477 at September 30, 2001
           and $10,808 at June 30, 2001                                     80,530       76,952
         Due from affiliates                                                 2,352        2,440
         Other accounts receivable                                          14,251       13,275
         Inventories                                                        33,797       30,711
         Prepaids and other current assets                                     995          537
         Deferred income taxes                                               5,016        4,703
                                                                          --------     --------
Total current assets                                                       195,765      185,138

Property and equipment, net                                                 10,081        8,195
Other assets:
         Joint venture investments                                           3,256        2,809
         Goodwill and other intangible assets, net                          92,863       93,102
                                                                          --------     --------
Total assets                                                              $301,965     $289,244
                                                                          ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
         Accounts payable                                                 $ 92,678     $ 88,611
         Accrued expenses                                                    5,729        7,168
         Income taxes payable                                                2,470        1,071
                                                                          --------     --------
Total current liabilities                                                  100,877       96,850

Deferred income taxes                                                        2,301        2,122
Minority interest in consolidated joint venture                              1,321        1,102
Stockholders' equity:
         Undesignated Preferred Stock, 5,000,000 shares
           authorized, no shares issued                                         --           --
         Common Stock, $.01 par value; 50,000,000 shares authorized;
           26,042,753 and 25,954,232 shares issued and outstanding at
           September 30, 2001 and June 30, 2001, respectively                  260          259
         Additional paid-in capital                                        163,509      161,091

         Retained earnings                                                  33,697       27,820
                                                                          --------     --------
Total stockholders' equity                                                 197,466      189,170
                                                                          --------     --------
Total liabilities and stockholders' equity                                $301,965     $289,244
                                                                          ========     ========



     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                              September 30,

                                                                            2001          2000
                                                                          --------      --------
OPERATING ACTIVITIES:
Net income                                                                $  5,877      $  3,364

Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
         Depreciation and amortization                                         691         1,013
         Provision for losses on accounts receivable                         1,055         1,552
         Deferred income tax benefit                                          (150)         (392)
         Compensation resulting from stock transactions                         46            46
         Tax benefit of disqualifying disposition of stock options           1,662         1,138
         Minority interest in income of consolidated joint venture             319           149
Changes in operating assets and liabilities:
         Patient receivables and other                                      (5,608)       (4,065)
         Due from affiliates                                                    88          (601)
         Inventories                                                        (3,086)           31
         Prepaids and other current assets                                    (459)           43
         Accounts payable and accrued expenses                               2,626        (5,416)
         Income taxes payable                                                1,400           229
                                                                          --------      --------
Net cash provided by (used in) operating activities                          4,461        (2,909)

INVESTING ACTIVITIES:
Purchases of marketable securities                                          (3,500)           --
Purchases of property and equipment                                         (2,339)         (548)
Business acquisitions and joint venture investments                             --          (103)
Change in joint venture investments, net                                      (546)          (11)
                                                                          --------      --------
Net cash used in investing activities                                       (6,385)         (662)

FINANCING ACTIVITIES:
Decrease in long-term notes payable                                             --       (37,200)
Issuance of common stock                                                       728        89,589
Payment of costs related to public offerings                                    --          (544)
                                                                          --------      --------
Net cash provided by financing activities                                      728        51,845
                                                                          --------      --------
Increase (decrease) in cash and cash equivalents                            (1,196)       48,274

Cash and cash equivalents at beginning of period                            54,520        10,204
                                                                          --------      --------
Cash and cash equivalents at end of period                                $ 53,324      $ 58,478
                                                                          ========      ========


     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

                               SEPTEMBER 30, 2001

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the "Company" or "Accredo" ) have been included. Operating results for the three-month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

2. STOCKHOLDERS' EQUITY

During the quarter, employees exercised stock options to acquire 88,521 shares of Accredo common stock at a weighted average exercise price of $8.23 per share.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) :

                                                   Three Months Ended
                                                      September 30,
                                               ---------------------------
                                                  2001            2000
                                               -----------     -----------
Numerator for basic and diluted income per
 share to common stockholders:
       Net income                              $     5,877     $     3,364
                                               ===========     ===========
Denominator:
       Denominator for basic income per
         share to common stockholders -
         weighted-average shares                25,996,817      23,017,730
       Effect of dilutive stock options            852,080       1,293,672
                                               -----------     -----------
       Denominator for diluted income per
         share to common stockholders -
         adjusted weighted-average shares       26,848,897      24,311,402
                                               ===========     ===========
Earnings per common share:
       Basic                                   $      0.23     $      0.15
       Diluted                                 $      0.22     $      0.14

4. GOODWILL AND OTHER INTANGIBLE ASSETS

At the beginning of the quarter ended September 30, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company is providing transitional, pro-forma, disclosure in the table below for net income and earnings per share for the comparative prior period as if SFAS No. 142 had also been adopted in that period (in thousands, except for earnings-per-share amounts).

                                       Three Months Ended
                                          September 30,
                                    ------------------------
                                       2001          2000
                                    ---------     ---------
Reported net income                 $   5,877     $   3,364
Add back: Goodwill amortization            --           358
                                    ---------     ---------
Adjusted net income                 $   5,877     $   3,722
                                    =========     =========

Basic earnings per share:
Reported net income                 $    0.23     $    0.15
Goodwill amortization                      --          0.01
                                    ---------     ---------
Adjusted net income                 $    0.23     $    0.16
                                    =========     =========

Diluted earnings per share:
Reported net income                 $    0.22     $    0.14
Goodwill amortization                      --          0.01
                                    ---------     ---------
Adjusted net income                 $    0.22     $    0.15
                                    =========     =========



The impact of the adoption of SFAS No. 142 resulted in an increase in net income of approximately $440,000 and an increase in diluted earnings per share of approximately $0.016 for the quarter.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Total revenues increased 27% from $99.6 million to $126.6 million from the three months ended September 30, 2000 to the three months ended September 30, 2001. Net patient service revenues increased 28% from $95.6 million to $122.3 million from the three months ended September 30, 2000 to the three months ended September 30, 2001. We continue to experience growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease as a result of the addition of new patients as well as additional sales to existing patients. We also experienced increased sales of intravenous immunoglobulin ("IVIG") due to the acquisition of Pharmacare Resources, Inc. in May 2001 as well as same store growth of this product.

COST OF SERVICES

Cost of services increased 26% from $85.0 million to $107.0 million from the three months ended September 30, 2000 to the three months ended September 30, 2001 which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of services decreased from 85.4% to 84.5% from the three months ended September 30, 2000 to the three months ended September 30, 2001 resulting in gross margins of 14.6% and 15.5% for the three months ended September 30, 2000 and 2001, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the three months ended September 30, 2001. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor and IVIG, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $6.6 million to $8.5 million, or 29%, from the three months ended September 30, 2000 to the three months ended September 30, 2001. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 6.7% of revenue in both of the three-month periods ended September 30, 2000 and 2001.

BAD DEBTS

Bad debts decreased from $1,552,000 to $1,055,000 from the three months ended September 30, 2000 to the three months ended September 30, 2001. As a percentage of revenues, bad debt expense decreased from 1.6% to .8% from the three months ended September 30, 2000 to the three months ended September 30, 2001. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by prescription card benefit plans is subject to much lower co-payment and deductible amounts (typically $10-$15 per prescription) resulting in lower bad debt.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $368,000 to $452,000 from the three months ended September 30, 2000 to the three months ended September 30, 2001 as a result of purchases of property and equipment associated with our revenue growth and the expansion of our leasehold facility improvements. Amortization expense decreased from $645,000 to $238,000 from the three months ended September 30, 2000 to the three months ended September 30, 2001. The decrease is primarily due to the adoption of SFAS 142, Goodwill and Other Intangible Assets, during the first quarter of fiscal year 2002. The application of the non-amortization of goodwill provisions of the pronouncement resulted in a reduction in amortization expense of approximately $612,000 in the three months ended September 30, 2001.

INTEREST INCOME, NET

Interest income, net, increased from $374,000 to $514,000 from the three months ended September 30, 2000 to the three months ended September 30, 2001. The increase is due to an increase in the average amount of cash invested during the quarter.

INCOME TAX EXPENSE

Our effective tax rate decreased from 39.9% to 38.8% from the three months ended September 30, 2000 to the three months ended September 30, 2001. The decrease in the effective tax rate is primarily due to the adoption of the non-amortization provisions of SFAS 142 discussed above. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2001, working capital was $94.9 million, cash and cash equivalents were $53.3 million, marketable securities were $5.5 million and the current ratio was 1.9 to 1.0.

Our net cash that was provided by operating activities was $4.5 million for the three months ended September 30, 2001. During the three months ended September 30, 2001, accounts receivable increased $3.6 million, inventories increased $3.1 million and accounts payable, accrued expenses and income taxes increased $4.0 million. These increases are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $6.4 million for the three months ended September 30, 2001. Cash used in investing activities consisted primarily of $2.3 million for purchases of property and equipment, $3.5 million for net purchases of marketable securities, which have an initial maturity date of greater than 90 days, and $.6 million of undistributed earnings from our joint ventures.

Net cash provided by financing activities was $.7 million for the three months ended September 30, 2001 which was from the proceeds of stock option exercises.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the fiscal year ending June 30, 2002 will consist primarily of additional computer hardware, a fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2002 to be approximately $7.5 million, exclusive of any acquisitions of businesses. We expect to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit agreement with our bank. In addition, in connection with two of our acquisitions that were completed in 1999 and 2001, we may be obligated to make up to $6.9 million in earn-out payments during the next twelve months.

We have a revolving credit facility under the terms of our existing credit agreement. The agreement has an initial commitment of $30 million. We may increase the commitment up to $60 million upon (i) 15 days written notice, (ii) the payment of an additional commitment fee and (iii) delivery of a current compliance certificate demonstrating no event of default exists and will not exist following the increase in the commitment. All outstanding principal and interest on loans made under the credit agreement is due and payable on December 1, 2003. There were no borrowings under the credit agreement during the three months ended September 30, 2001.

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

We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

                       THREE MONTHS          FISCAL YEAR ENDED
                          ENDED       -------------------------------
                      SEPTEMBER 30,   JUNE 30,   JUNE 30,    JUNE 30,
                          2001         2001        2000       1999
Biogen, Genzyme,
MedImmune & Genentech      69%         72%         72%         73%

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

IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR CANCELLED, OUR BUSINESS COULD BE HARMED.

         We have significant relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 2000 and 2001 and the quarter ended September 30, 2001, we received approximately 12%, 4% and 5%, respectively, of our earnings before income taxes and extraordinary item from equity in the net income of unconsolidated joint ventures.

         We own 80% of one of our joint ventures with Children's Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 13% of our income before income taxes for the quarter ended September 30, 2001.

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

FLUCTUATIONS IN OUR QUARTERLY FINANCIAL RESULTS MAY CAUSE OUR STOCK PRICE TO DECLINE.

         Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

- lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent revisions in the method of establishing average wholesale price ("AWP");
-        below-expected sales or delayed launch of a new drug;
-        price and term adjustments with our drug suppliers;
- increases in our operating expenses in anticipation of the launch of a new drug;
-        product shortages;
-        inaccuracies in our estimates of the costs of ongoing programs;
-        the timing and integration of our acquisitions;
-        changes in governmental regulations;
- the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;
- our provision of drugs to treat seasonal illnesses, such as respiratory syncytial virus;
-        physician prescribing patterns; and
-        general political and economic conditions.

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

         Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biopharmaceutical companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or develop new drugs. Our business could also be harmed if the biopharmaceutical industry undergoes any of the following developments:

-        supply shortages;
-        adverse drug reactions;
-        drug recalls;
-        increased competition among biopharmaceutical companies;
- an inability of drug companies to finance product development because of capital shortages;
-        a decline in product research, development or marketing;
- a reduction in the retail price of drugs from governmental or private market initiatives;
-        changes in the Food and Drug Administration ("FDA") approval process;
         or
- governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

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

IF SOME OF THE DRUGS THAT WE PROVIDE LOSE THEIR "ORPHAN DRUG" STATUS, WE COULD FACE MORE COMPETITION.

         Our business could also be adversely affected by the expiration or challenge to the "orphan drug" status that has been granted by the FDA to some of the drugs that we handle. When the FDA grants "orphan drug" status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. The "orphan drug" status applicable to drugs that we handle expires as follows:

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

         Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the Wall Street Journal, there are also several whistleblower lawsuits pending against various drug manufacturers. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. Bayer Corporation, one of the Company's suppliers of clotting factor, recently agreed to pay $14 million in a settlement with the federal government and 45 states regarding these charges. Bayer also entered into a 5 year corporate integrity agreement with the government, in which Bayer agreed to provide average selling prices of its drugs to the government. In a separate action involving alleged inflated pricing, TAP Pharmaceutical Products agreed to pay federal and state governments $875 million to settle charges associated with the marketing of Lupron.

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

         On September 21, 2001, the United States House Subcommittees on Health and Oversight & Investigations held hearings to examine how Medicare reimburses providers for the cost of drugs. In conjunction with that hearing, the U.S. General Accounting Office issued its Draft Report recommending that Medicare establish payment levels for part-B prescription drugs and their delivery and administration that are more closely related to their costs, and that payments for drugs be set at levels that reflect actual market transaction prices and the likely acquisition costs to providers.

         On October 26, 2001, a proposed class action lawsuit was filed in California by a Los Angeles based physician on behalf of thousands of patients, third party payors and the state of California. This lawsuit, which names several pharmaceutical manufacturers as defendants, alleges that the inflation of AWP violates the California Unfair Competition law.

         We cannot predict the eventual results of the government investigations, lawsuits and the changes made by First DataBank. If reduced average wholesale prices for the drugs that we sell are ultimately adopted as the standard by which we are paid by government payors or private payors, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. For the fiscal years ended June 30, 2000 and 2001 and the quarter ended September 30, 2001, we estimate that approximately 18%, 19%, and 18% respectively of our gross patient service revenues consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2000 and 2001 and the quarter ended September 30, 2001, we derived approximately 82%, 81% and 82% respectively of our gross patient service revenue from non-governmental payors (including self-pay), which included 5%, 4% and 3%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare. In fiscal year 2001 and the quarter ended September 30, 2001, our private payor, Aetna, Inc. and affiliates accounted for approximately 15% of the Company's revenue.

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

         We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of September 30, 2001, we had goodwill, net of accumulated amortization, of approximately $89.5 million, or 30% of total assets and 45% of stockholders' equity.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to the impact of financial market risk is currently not significant. Our primary financial market risk exposure consists of interest rate risk related to interest income from our short term investments in money market and high quality short term debt securities with maturities of twelve months or less that we intend to hold to maturity. We have invested and expect to continue to invest a substantial portion of our excess cash in such securities. Generally, if the overall average return on such securities had decreased 10% from the average return during the quarter ended September 30, 2001, then our interest income would have decreased, and pre-tax income would have decreased approximately $51,000 during the period. This amount was determined by considering the impact of a hypothetical change in interest rates on our interest income. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On October 1, 2001 we entered into a distribution agreement with MedImmune, Incorporated to distribute Synagis(R) during the 2001-2002 respiratory syncytial virus season. The distribution agreement can be terminated by either party upon 30 days notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None



                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2001                   Accredo Health, Incorporated



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