Form 10-Q
period 2001-12-31
ACCREDO HEALTH INC
filed 2002-02-14
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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
(Zip Code)

(901) 385-3688

(Registrant’s telephone number, including area code)

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

Yes   [ ]                No   [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT January 31, 2002

COMMON STOCK, $0.01 PAR VALUE	26,098,680

TOTAL COMMON STOCK	26,098,680

ACCREDO HEALTH, INCORPORATED
INDEX

Part I -	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Income (unaudited) For the three months and six months ended December 31, 2000 and 2001
Condensed Consolidated Balance Sheets June 30, 2001 and December 31, 2001 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) For the six months ended December 31, 2000 and 2001
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Part II -	OTHER INFORMATION
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K
Note:	Items 1, 2 and 3 of Part II are omitted because they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,

	2001	2000	2001	2000

Net patient service revenue	$277,845	$205,408	$155,550	$109,811
Other revenue	8,116	7,524	4,209	3,755
Equity in net income of joint ventures	873	514	427	303

Total revenues	286,834	213,446	160,186	113,869
Cost of services	242,771	182,458	135,759	97,450

Gross profit	44,063	30,988	24,427	16,419
General & administrative	19,303	14,211	10,822	7,575
Bad debts	2,056	3,194	1,001	1,642
Depreciation and amortization	1,462	2,040	771	1,027

Income from operations	21,242	11,543	11,833	6,175
Interest income, net	800	1,256	286	882
Minority interest in consolidated subsidiary	(633)	(306)	(314)	(157)

Income before income taxes	21,409	12,493	11,805	6,900
Provision for income taxes	8,315	4,962	4,588	2,733

Net income	$13,094	$7,531	$7,217	$4,167

Cash dividends declared on common stock	$—	$—	$—	$—

Earnings per share:
Basic	$0.50	$0.31	$0.28	$0.16
Diluted	$0.49	$0.30	$0.27	$0.16

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	December 31,	June 30,
	2001	2001

ASSETS
Current assets:
Cash and cash equivalents	$15,365	$54,520
Marketable securities	3,500	2,000
Patient accounts receivable, less allowance for doubtful accounts of $12,364 at December 31, 2001 and $10,808 at June 30, 2001	106,240	76,952
Due from affiliates	1,977	2,440
Other accounts receivable	18,171	13,275
Inventories	49,673	30,711
Prepaids and other current assets	1,044	537
Deferred income taxes	5,445	4,703

Total current assets	201,415	185,138
Property and equipment, net	11,045	8,195
Other assets:
Joint venture investments	3,543	2,809
Goodwill and other intangible assets, net	126,612	93,102

Total assets	$342,615	$289,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$121,455	$88,611
Accrued expenses	8,565	7,168
Income taxes payable	2,528	1,071

Total current liabilities	132,548	96,850
Deferred income taxes	2,783	2,122
Minority interest in consolidated joint venture	1,534	1,102
Stockholders’ equity:
Undesignated Preferred Stock, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value; 50,000,000 shares authorized; 26,083,829 and 25,954,232 shares issued and outstanding at December 31, 2001 and June 30, 2001, respectively	261	259
Additional paid-in capital	164,575	161,091
Retained earnings	40,914	27,820

Total stockholders’ equity	205,750	189,170

Total liabilities and stockholders’ equity	$342,615	$289,244

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Six Months Ended
	December 31,

	2001	2000

OPERATING ACTIVITIES:
Net income	$13,094	$7,531
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,462	2,040
Provision for losses on accounts receivable	2,056	3,194
Deferred income tax benefit	(117)	(675)
Compensation resulting from stock transactions	92	92
Tax benefit of disqualifying disposition of stock options	1,946	1,138
Minority interest in income of consolidated joint venture	632	306
Changes in operating assets and liabilities:
Patient receivables and other	(26,780)	(12,195)
Due from affiliates	464	(1,561)
Inventories	(13,528)	1,075
Prepaids and other current assets	(484)	180
Accounts payable and accrued expenses	28,700	(5,843)
Income taxes payable	1,416	234

Net cash provided by (used in) operating activities	8,953	(4,484)
INVESTING ACTIVITIES:
Purchases of marketable securities	(6,000)	(11,401)
Proceeds from sales and maturities of marketable securities	4,500	—
Purchases of property and equipment	(3,603)	(1,037)
Business acquisitions and joint venture investments	(37,443)	(103)
Change in joint venture investments, net	(933)	(140)

Net cash used in investing activities	(43,479)	(12,681)
FINANCING ACTIVITIES:
Decrease in long-term notes payable	(6,111)	(37,200)
Issuance of common stock	1,482	89,917
Payment of costs related to public offerings	—	(583)

Net cash provided by (used in) financing activities	(4,629)	52,134

Increase (decrease) in cash and cash equivalents	(39,155)	34,969
Cash and cash equivalents at beginning of period	54,520	10,204

Cash and cash equivalents at end of period	$15,365	$45,173

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
December 31, 2001

1.     BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated ( the “Company” or “Accredo” ) have been included. Operating results for the three and six-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

     The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2001.

2.     ACQUISITIONS

     As previously reported on a Form 8-K filed on December 20, 2001, the Company acquired all of the outstanding stock of BioPartners in Care, Inc. (“BioPartners”) from its shareholders effective December 1, 2001. BioPartners is headquartered in Dayton, Ohio and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring hemophilia clotting factor and intravenous immunoglobulin.

     The aggregate purchase price paid for BioPartners was approximately $37.4 million, which included a payment of approximately $280,000 for equity in excess of specified amounts required in the purchase agreement, plus a potential earn-out payment of up to $16.0 million if certain financial goals are achieved by BioPartners during the twelve-month period ending December 31, 2002. In consideration for a portion of the purchase price ($1.0 million), the Company also received agreements from the selling shareholders of BioPartners not to compete with the Company in certain product lines for periods up to seven years.

     This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $15.2 million and $11.7 million, respectively. The excess of the total purchase price of $37.5 million, including acquisition costs of $80,000, over the fair value of the net assets acquired of $3.5 million, was allocated to goodwill and other identifiable intangible assets. The Company preliminarily recorded $32.3 million in goodwill, $0.7 million in acquired patient population, and $1.0 million associated with non-compete agreements. The acquired patient population, also called patient base, is being amortized using the straight-line method over its estimated useful life of 5 years. The non-compete agreements are being amortized using the straight-line method over their lives of five and seven years, respectively. The operating results of BioPartners are included in the Company’s consolidated statement of operations beginning December 1, 2001.

     Pro forma amounts for the six months and three months ended December 31, 2001 and 2000, as if the acquisition of Biopartners had occurred on July 1, 2000, are as follows:

	Six Months Ended December 31,		Three Months Ended December 31,

	2001	2000	2001	2000

Pro forma total revenues	$304,630	$231,997	$168,165	$123,905
Pro forma net income	13,574	7,174	7,408	4,026
Basic earnings per common share:
Pro forma net income	$0.52	$0.30	$0.28	$0.16
Diluted earnings per common share:
Pro forma net income	$0.50	$0.28	$0.28	$0.15

Note – The three and six month periods ended December 2000 also reflect the acquisitions of Pharmacare Resources and NCL Management that occurred in May 2001 as if the acquisitions had occurred on July 1, 2000.

3.     STOCKHOLDERS’ EQUITY

     During the quarter ended December 31, 2001, employees exercised stock options to acquire 27,369 shares of Accredo common stock for a weighted average exercise price of $13.10 per share.

     Employees of the Company also acquired 13,707 shares of Accredo common stock during the quarter pursuant to the provisions of the Company’s Employee Stock Purchase Plan at a price of approximately $28.90 per share. Shares acquired under the plan were purchased on December 31, 2001 from employee funds accumulated via payroll deductions from July through December, 2001.

4.     SUBSEQUENT EVENT

     On January 2, 2002, the Company announced that it had entered into an agreement with Gentiva Health Services, Inc. to purchase the SPS business of Gentiva for $415,000,000, subject to adjustment as set forth in the asset purchase agreement. The purchase price is to be paid in an equal combination of cash and the Company’s common stock, with the stock portion of the purchase price being subject to a price collar set forth in the asset purchase agreement. The acquisition is scheduled to close in the second quarter of 2002 and is contingent upon approval by the shareholders of each company and approval by the applicable federal regulatory agencies.

5.     EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) :

	Six Months Ended December 31,		Three Months Ended December 31,

	2001	2000	2001	2000

Numerator for basic and diluted income per share to common stockholders:
Net income	$13,094	$7,531	$7,217	$4,167

Denominator:
Denominator for basic income per share to common stockholders - weighted-average shares	26,026,013	24,230,211	26,055,208	25,442,693
Effect of dilutive stock options	860,703	1,264,570	869,326	1,255,696

Denominator for diluted income per share to common stockholders - adjusted weighted-average shares	26,886,716	25,494,781	26,924,534	26,698,389

Earnings per common share:
Basic	$0.50	$0.31	$0.28	$0.16
Diluted	$0.49	$0.30	$0.27	$0.16

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

     On July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company is providing transitional, pro-forma, disclosure in the table below for net income and earnings per share for the comparative prior periods as if SFAS No. 142 had also been adopted in those periods (in thousands, except for earnings-per-share amounts).

	Six Months Ended December 31,		Three Months Ended December 31,

	2001	2000	2001	2000

Reported net income	$13,904	$7,531	$7,217	$4,167
Add back: Goodwill amortization	—	716	—	358

Adjusted net income	$13,094	$8,247	$7,217	$4,525

Basic earnings per share:
Reported net income	$0.50	$0.31	$0.28	$0.16
Goodwill amortization	—	0.03	—	0.01

Adjusted net income	$0.50	$0.34	$0.28	$0.17

Diluted earnings per share:
Reported net income	$0.49	$0.30	$0.27	$0.16
Goodwill amortization	—	0.03	—	0.01

Adjusted net income	$0.49	$0.33	$0.27	$0.17

The impact of the adoption of SFAS No. 142 resulted in an increase in net income for the six month and three month periods ended December 31,2001 of approximately $880,000 and $440,000, respectively and an increase in diluted earnings per share of approximately $0.033 and $0.016, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;
•	the statements contain projections of our future earnings or of our financial condition; and
•	the statements state other “forward-looking” information.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES

Total revenues increased 41% from $113.9 million to $160.2 million from the three months ended December 31, 2000 to the three months ended December 31, 2001. Net patient service revenues increased 42% from $109.8 million to $155.6 million from the three months ended December 31, 2000 to the three months ended December 31, 2001. We continue to experience growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease as a result of the addition of new patients as well as additional sales to existing patients. We also experienced an increase in our seasonal drug SYNAGIS® for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Revenues from acquisitions, which consist primarily of the sales of hemophilia factor and intravenous immunoglobulin (“IVIG”), amounted to $8.8 million of the increase in the three months ended December 31, 2001.

COST OF SERVICES

Cost of services increased from $97.5 million to $135.8 million, or 39%, from the three months ended December 31, 2000 to the three months ended December 31, 2001, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services decreased from 85.6% to 84.8% from the three months ended December 31, 2000 to the three months ended December 31, 2001 resulting in gross margins of 14.4% and 15.2% for the three months ended December 31, 2000 and 2001, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the three months ended December 31, 2001. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor and IVIG, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $7.6 million to $10.8 million, or 42%, from the three months ended December 31, 2000 to the three months ended December 31, 2001. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs, and the addition of office space and related furniture and fixtures to support the revenue growth and acquisitions. General and administrative expenses represented 6.7% and 6.8% of revenues for the three months ended December 31, 2000 and 2001, respectively.

BAD DEBTS

Bad debts decreased from $1,642,000 to $1,001,000 from the three months ended December 31, 2000 to the three months ended December 31, 2001. As a percentage of revenues, bad debt expense decreased from 1.4% to .6% from the three months ended December 31, 2000 to the three months ended December 31, 2001. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by prescription card benefit plans is subject to much lower co-payment and deductible amounts (typically $10 to $15) resulting in lower bad debt.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $380,000 to $507,000 from the three months ended December 31, 2000 to the three months ended December 31, 2001 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense decreased from $647,000 to $264,000 from the three months ended December 31, 2000 to the three months ended December 31, 2001. The decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets during the first quarter of fiscal year 2002. The application of the non-amortization of goodwill provisions of the pronouncement resulted in a reduction in amortization expense of approximately $612,000 in the three months ended December 31, 2001.

INTEREST INCOME, NET

Interest income, net, decreased from $882,000 to $286,000 from the three months ended December 31, 2000 to the three months ended December 31, 2001. The decrease is due to a decrease in the average amount of cash invested during the quarter as a result of cash used for acquisitions and a decrease in interest rates earned on investments.

INCOME TAX EXPENSE

The effective tax rate was 39.6% and 38.9% for the three months ended December 31, 2000 and 2001, respectively. The decrease in the effective tax rate is primarily due to the adoption of the non-amortization provisions of SFAS 142 discussed above. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

REVENUES

Total revenues increased 34% from $213.4 million to $286.8 million from the six months ended December 31, 2000 to the six months ended December 31, 2001. Net patient service revenues increased 35% from $205.4 million to $277.8 million from the six months ended December 31, 2000 to the six months ended December 31, 2001. We continue to experience growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease as a result of the addition of new patients as well as additional sales to existing patients. We also experienced an increase in our seasonal drug SYNAGIS® for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Revenues from acquisitions, which consist primarily of the sales of hemophilia factor and IVIG, amounted to $13.7 million of the increase in the six months ended December 31, 2001.

COST OF SERVICES

Cost of services increased from $182.5 million to $242.8 million, or 33%, from the six months ended December 31, 2000 to the six months ended December 31, 2001, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of services decreased from 85.5% to 84.6% from the six months ended December 31, 2000 to the six months ended December 31, 2001 resulting in gross margins of 14.5% and 15.4% for the six months ended December 31, 2000 and 2001, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the six months ended December 31, 2001. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor and IVIG, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $14.2 million to $19.3 million, or 36%, from the six months ended December 31, 2000 to the six months ended December 31, 2001. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs, and the addition of office space and related furniture and fixtures to support the revenue growth and acquisitions. General and administrative expenses represented 6.7% of revenues in both of the six-month periods ended December 31, 2000 and 2001.

BAD DEBTS

Bad debts decreased from $3,194,000 to $2,056,000 from the six months ended December 31, 2000 to the six months ended December 31, 2001. As a percentage of revenues, bad debt expense decreased from 1.5% to .7% from the six months ended December 31, 2000 to the six months ended December 31, 2001. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by prescription card benefit plans is subject to much lower co-payment and deductible amounts (typically $10 to $15) resulting in lower bad debt.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $748,000 to $960,000 from the six months ended December 31, 2000 to the six months ended December 31, 2001 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense decreased from $1,292,000 to $502,000 from the six months ended December 31, 2000 to the six months ended December 31, 2001. The decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets during the first quarter of fiscal year 2002. The application of the non-amortization of goodwill provisions of the pronouncement resulted in a reduction in amortization expense of approximately $1,224,000 in the six months ended December 31, 2001.

INTEREST INCOME, NET

Interest income, net, decreased from $1,256,000 to $800,000 from the six months ended December 31, 2000 to the six months ended December 31, 2001. The decrease is due to a decrease in the average amount of cash invested during the period as a result of cash used for acquisitions and a decrease in interest rates earned on investments.

INCOME TAX EXPENSE

The effective tax rate was 39.7% and 38.8% for the six months ended December 31, 2000 and 2001, respectively. The decrease in the effective tax rate is primarily due to the adoption of the non-amortization provisions of SFAS 142 discussed above. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2001, our working capital was $68.9 million, cash and cash equivalents were $15.4 million, marketable securities were $3.5 million and the current ratio was 1.5 to 1.0.

Our net cash provided by operations was $9.0 million for the six months ended December 31, 2001. During the six months ended December 31, 2001, accounts receivable increased $24.8 million, inventories increased $13.5 million and accounts payable, accrued expenses and income taxes increased $30.1 million. These increases are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $43.5 million for the six months ended December 31, 2001. Cash used in investing activities consisted of $37.5 million for the acquisition of BioPartners in Care, Inc., $1.5 million for net purchases of marketable securities, which have an initial maturity date of greater than 90 days, $3.6 million for purchases of property and equipment and $.9 million of undistributed equity in joint ventures.

Net cash used in financing activities was $4.6 million for the six months ended December 31, 2001. Net cash used in financing activities consisted of $6.1 million of repayments of debt assumed in the acquisition of BioPartners in Care, Inc. less $1.5 million from the proceeds of stock option exercises.

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

We have a revolving credit facility under the terms of our existing credit agreement. The agreement has an initial commitment of $30 million. We may increase the commitment up to $60 million upon (i) 15 days written notice, (ii) the payment of an additional commitment fee and (iii) delivery of a current compliance certificate demonstrating that no event of default exists and will not exist following the increase in the commitment. All outstanding principal and interest on loans made under the credit agreement is due and payable on December 1, 2003. There were no borrowings under the credit agreement during the six months ended December 31, 2001.

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

On January 2, 2002, we agreed to acquire substantially all of the assets of Gentiva Health Services, Inc.’s specialty pharmaceutical services (SPS) business. The terms of the asset purchase agreement provide that the purchase price to be paid to Gentiva is $415 million, which is subject to adjustment as described in the agreement. The purchase price is payable 50% in cash and 50% in Accredo common stock. The number of shares of Accredo common stock to be issued will be equal to one-half of the purchase price divided by the average closing price for Accredo common stock for the 20 trading days ending on the second business day prior to the closing of the acquisition. However,

•	if this average is greater than $41.00 per share, the number of shares to be issued will be equal to one-half of the purchase price divided by $41.00, or 5,060,976 (assuming no adjustment to the purchase price)

•	if this average is less than $31.00 per share, the number of shares to be issued will be equal to one-half of the purchase price divided by $31.00, or 6,693,548 (assuming no adjustment to the purchase price).

We plan on obtaining a $275 million credit facility to finance the cash portion of the purchase price and to provide for working capital needs and other general corporate purposes. This credit facility would replace the existing revolving credit facility. We intend to incur approximately $227 million of indebtedness under this credit facility to finance the cash portion of the purchase price and transaction related costs. Giving effect to the incurrence of such debt as of December 31, 2001, Accredo would have had approximately $227 million of total debt and a total debt to total capitalization ratio of 36%.

In addition, Accredo will assume identified liabilities of Gentiva, which include the liabilities disclosed on the SPS business closing balance sheet to be prepared by the parties, obligations regarding employees of the SPS business, and obligations arising from and after the closing date of the acquisition with respect to assigned leases and contracts, open inventory and open customer orders. All other liabilities of Gentiva are retained by Gentiva.

While we anticipate that our cash from operations, along with the short-term use of the existing revolving credit facility or the new credit facility described above will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months, we expect that additional funds may be required in the future to successfully continue our growth beyond such period. We may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to us or, if obtained, will be sufficient for our needs.

RISK FACTORS

You should carefully consider the risks and uncertainties we describe below before investing in Accredo. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect our company. You should also review the risk factors specifically related to our proposed acquisition of the specialty pharmaceutical services business of Gentiva Health Services, Inc., which are included in Item 5 of this Form 10-Q.

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

     We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

	SIX MONTHS	FISCAL YEAR ENDED
	ENDED
	DECEMBER 30, 2001	JUNE 30, 2001	JUNE 30, 2000	JUNE 30, 1999

Biogen, Genzyme, MedImmune & Genentech	70%	72%	72%	73%

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

     We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we currently sell are prescribed for Multiple Sclerosis, Gaucher Disease, Hemophilia and Autoimmune Disorders, Growth Hormone-Related Disorders, Crohn’s Disease, and Respiratory Syncytial Virus.

     Due to the small patient populations that use the drugs we handle, our future growth is highly dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on a significant portion of our business, financial condition and results of operation.

Our business would be harmed if demand for our products and services is reduced.

     Reduced demand for our products and services could be caused by a number of circumstances, including:

•	patient shifts to treatment regimens other than those we offer;
•	new treatments or methods of delivery of existing drugs that do not require our specialty products and services;
•	a recall of a drug;
•	adverse reactions caused by a drug;
•	the expiration or challenge of a drug patent;
•	competing treatment from a new drug or a new use of an existing drug;
•	the loss of a managed care or other payor relationship covering a number of high revenue patients;
•	the cure of a disease we service; or
•	the death of a high-revenue patient.

There is substantial competition in our industry, and we may not be able to compete successfully.

     The specialty pharmacy industry is highly competitive and is continuing to become more competitive. All of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

•	other specialty pharmacy distributors;
•	specialty pharmacy divisions of wholesale drug distributors;
•	pharmacy benefit management companies;
•	hospital-based pharmacies;
•	retail pharmacies;

•	home infusion therapy companies;
•	comprehensive hemophilia treatment centers; and
•	other alternative site health care providers.

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

     We have significant relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 2000 and 2001 and the six months ended December 31, 2001, we received approximately 12%, 4% and 4%, respectively, of our earnings before income taxes and extraordinary item from equity in the net income of unconsolidated joint ventures.

     We own 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 12% of our income before income taxes for the six months ended December 31, 2001.

     Our agreements with medical centers have terms of between one and five years, and may be cancelled by either party without cause upon notice of between one and twelve months. Adverse changes in our relationships with those medical centers could be caused, for example, by:

•	changes caused by consolidation within the hospital industry;
•	changes caused by regulatory uncertainties inherent in the structure of the relationships; or
•	restrictive changes to regulatory requirements.

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

     As part of our growth strategy, we continue to evaluate joint venture and acquisition opportunities, but we cannot predict or provide assurance that we will complete any future acquisitions or joint ventures. Acquisitions and joint ventures involve many risks, including:

•	difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms;
•	difficulty in assimilating the new operations;
•	increased transaction costs;
•	diversion of our management’s attention from existing operations;
•	dilutive issuances of equity securities that may negatively impact the market price of our stock;
•	increased debt; and
•	increased amortization expense related to intangible assets that would decrease our earnings.

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

     Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

•	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent revisions in the method of establishing average wholesale price (“AWP”);
•	below-expected sales or delayed launch of a new drug;
•	price and term adjustments with our drug suppliers;

•	increases in our operating expenses in anticipation of the launch of a new drug;
•	product shortages;
•	inaccuracies in our estimates of the costs of ongoing programs;
•	the timing and integration of our acquisitions;
•	changes in governmental regulations;
•	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;
•	our provision of drugs to treat seasonal illnesses, such as respiratory syncytial virus;
•	physician prescribing patterns; and
•	general political and economic conditions.

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

     Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biopharmaceutical companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or develop new drugs. Our business could also be harmed if the biopharmaceutical industry undergoes any of the following developments:

•	supply shortages;
•	adverse drug reactions;
•	drug recalls;
•	increased competition among biopharmaceutical companies;
•	an inability of drug companies to finance product development because of capital shortages;
•	a decline in product research, development or marketing;
•	a reduction in the retail price of drugs from governmental or private market initiatives;
•	changes in the Food and Drug Administration (“FDA”) approval process; or
•	governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

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

If some of the drugs that we provide lose their “orphan drug” status, we could face more competition.

     Our business could also be adversely affected by the expiration or challenge to the “orphan drug” status that has been granted by the FDA to some of the drugs that we handle. When the FDA grants “orphan drug” status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. The “orphan drug” status applicable to drugs that we handle expires as follows:

•	Cerezyme® expired May 2001;
•	AVONEX® expires May 2003;
•	REMICADE™ expires September 2005; And
•	Tracleer™ expires October 2008.

     The loss of orphan drug status could result in competitive drugs entering the market, which could harm our business.

Recent investigations into reporting of average wholesale prices could reduce our pricing and margins.

     Many government payors, including Medicare and Medicaid, pay us directly or indirectly at the drug’s average wholesale price (or AWP) or at a percentage off AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by a private company, First DataBank, Inc. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic AWP for a number of the clotting factor and IVIG products that we sell.

     Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. As reported in the Wall Street Journal, there are also several whistleblower lawsuits pending against various drug manufacturers. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. Bayer Corporation, one of the Company’s suppliers of clotting factor, recently agreed to pay $14 million in a settlement with the federal government and 45 states regarding these charges. Bayer also entered into a 5 year corporate integrity agreement with the government, in which Bayer agreed to provide average selling prices of its drugs to the government. In a separate action involving alleged inflated pricing, TAP Pharmaceutical Products agreed to pay federal and state governments $875 million to settle charges associated with the marketing of Lupron.

     A number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey. The Centers for Medicare and Medicaid Services (“CMMS”) had also announced that Medicare intermediaries should calculate the amount that they pay for certain drugs by using the lower prices on the First DataBank Market Price Survey. However, the proposal to include clotting factor in the lower Medicare pricing was withdrawn. Instead, CMMS has announced that it will seek legislation that would establish payments to cover the administrative costs of suppliers of clotting factor as a supplement to lower AWP pricing for factor.

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

     Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. For the fiscal years ended June 30, 2000 and 2001 and the six months ended December 31, 2001, we estimate that approximately 18%, 19%, and 19% respectively of our gross patient service revenues consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Our business will suffer if we lose relationships with payors.

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2000 and 2001 and the six months ended December 31, 2001, we derived approximately 82%, 81% and 81% respectively of our gross patient service revenue from non-governmental payors (including self-pay), which included 5%, 4% and 3%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare. In fiscal year 2001 and the six months ended December 31, 2001, our private payor, Aetna, Inc. and affiliates accounted for approximately 16% of the Company’s revenue.

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

     Almost all of our revenues result from the sale of drugs we deliver to our patients and principally all of our products are shipped by a single carrier, FedEx. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

•	any significant increase in shipping rates;
•	strikes or other service interruptions by our primary carrier, FedEx, or by another carrier that could affect FedEx; or
•	spoilage of high cost drugs during shipment, since our drugs often require special handling, such as refrigeration.

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

     Our formation and our acquisitions of Southern Health Systems, Inc., Hemophilia Health Services, Inc., Sunrise Health Management, Inc., Pharmacare Resources, Inc., NCL Management, Inc., BioPartners in Care, Inc. and the specialty pharmacy businesses of Home Medical of America, Inc. resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings.

     We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of December 31, 2001, we had goodwill, net of accumulated amortization, of approximately $121.8 million, or 36% of total assets and 59% of stockholders’ equity.

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

     We depend on a few key executives, and the loss of their services could cause a material adverse effect to our company. We do not maintain “key person” life insurance policies on any of those executives. As a result, we are not insured against the losses resulting from the death of our key executives. Further, we must be able to attract and retain other qualified, essential employees for our technical operating and professional staff, such as pharmacists. If we are unable to attract and retain these essential employees, our business could be harmed.

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

     The health care laws and regulations that especially apply to our activities include:

•	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.
•	The Department of Health and Human Services recently issued regulations implementing the Administrative Simplification provision of HIPAA concerning the maintenance and transmission and security of electronic health information, particularly individually identifiable information. The new regulations, when effective, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.
•	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.
•	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.
•	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.
•	Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients.
•	The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

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

     Our common stock is traded on the Nasdaq National Market. Since our common stock has only been publicly traded for a short time, an active trading market for the stock may not develop or be maintained. Also, the market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market;
•	changes in government regulations;
•	overall volatility of the stock market;
•	changes in earnings estimates by analysts; and
•	changes in operating results from quarter to quarter.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to the impact of financial market risk is currently not significant. Our primary financial market risk exposure consists of interest rate risk related to interest income from our short term investments in money market and high quality short term debt securities with maturities of twelve months or less that we intend to hold to maturity. We have invested and expect to continue to invest a substantial portion of our excess cash in such securities. Generally, if the overall average return on such securities had decreased 10% from the average return during the quarter ended December 31, 2001, then our interest income would have decreased, and pre-tax income would have decreased approximately $29,000 during the period. This amount was determined by considering the impact of a hypothetical change in interest rates on our interest income. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

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

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Company held its annual meeting of stockholders on November 16, 2001 at its offices in Memphis, TN. Stockholders holding 85.7% of the issued and outstanding shares of the Company’s Common Stock were either present in person or were represented by proxy.

(c)  The following matters were voted upon at the meeting:

1.	Proposal to elect Patrick J. Welsh, John R. (Randy) Grow and Kenneth J. Masterson to serve as Class III directors until the expiration of their term in 2004 or until their successors are elected and qualified. The votes cast for each director were as follows:

MR. WELSH	VOTED FOR:	21,162,629	VOTED AGAINST:	1,140,397	ABSTENTIONS:	1,925
MR. GROW	VOTED FOR:	17,000,238	VOTED AGAINST:	5,302,788	ABSTENTIONS:	1,925
MR. MASTERSON	VOTED FOR:	21,873,062	VOTED AGAINST:	429,964	ABSTENTIONS:	1,925

2.	Proposal to ratify the selection of Ernst & Young LLP as independent public accountants to audit the Company’s financial statements for the fiscal year ended June 30, 2002.

VOTED FOR: 22,053,942	VOTED AGAINST: 249,272	ABSTENTIONS: 1,707

3.	Proposal to approve an amendment to the Accredo Health, Incorporated 1999 Long-Term Incentive Plan to increase the number of shares available for awards under the Plan to 1,975,000.

VOTED FOR: 8,650,170	VOTED AGAINST: 13,646,742	ABSTENTIONS: 8,039

ITEM 5. OTHER INFORMATION.

     On January 2, 2002, the Company announced that it had entered into an agreement with Gentiva Health Services, Inc. to purchase the SPS business of Gentiva for $415,000,000, subject to adjustment as set forth in the asset purchase agreement. The purchase price is to be paid in an equal combination of cash and the Company’s common stock, with the stock portion of the purchase price being subject to a price collar set forth in the asset purchase agreement. The acquisition is scheduled to close in the second quarter of 2002 and is contingent upon approval by the shareholders of each company and approval by the applicable federal regulatory agencies.

     Accredo proposes to acquire substantially all of the assets of the SPS business of Gentiva. The SPS business to be acquired by Accredo includes:

     •     the distribution of drugs and other biological and pharmaceutical products and professional support services for individuals with chronic diseases, such as hemophilia, primary pulmonary hypertension, autoimmune deficiencies and growth disorders,

     •     the administration of antibiotics, chemotherapy, nutrients and other medications for patients with acute or episodic disease states,

     •     marketing and distribution services for pharmaceutical, biotechnology and medical service firms, and

     •     clinical support services for pharmaceutical and biotechnology firms.

     Following the closing of the acquisition, Accredo intends to separate and reorganize the chronic and acute portions of the SPS business. While Gentiva treated IVIG, Synagis®, Cerezyme® and growth hormone as part of its acute business, Accredo will consider these drugs as part of the chronic business which it will continue to operate. Excluding the drugs mentioned above, Accredo intends to assess strategic options for the portion of the SPS business which relates to the administration of medications for acute diseases because this business is inconsistent with Accredo’s strategy and focus.

RISK FACTORS RELATED TO THE PROPOSED ACQUISITION

     You should carefully consider the risks and uncertainties associated with this transaction that we describe below before investing in Accredo. The risks and uncertainties described below are not the only risks and uncertainties that could develop regarding the proposed acquisition of the SPS business. Other risks and uncertainties associated with this transaction that we have not predicted or evaluated could also affect our company. You should also review the risk factors related to Accredo’s business generally, which are included in Item 2 of this Form 10-Q.

     If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

     If Accredo’s proposed acquisition of the specialty services business of Gentiva does not occur, Accredo will not benefit from the expenses it has incurred in the pursuit of the acquisition.

     Accredo’s planned acquisition of the specialty services business, or SPS business, of Gentiva may not be completed. The asset purchase agreement may be terminated for material adverse effects in either Accredo or the SPS business, failure to obtain regulatory approvals, identified consents, and other reasons, many of which are beyond the control of Accredo or Gentiva. In the event of a termination of the asset purchase agreement because either Gentiva or Accredo has breached its representations, warranties, covenants or agreements, or because its stockholders have voted against the acquisition, the party in breach or whose stockholders voted against the transaction has agreed to pay the costs and expenses actually incurred in connection with the acquisition by the other party, up to an aggregate of $2.5 million. Accredo will have incurred substantial expenses, and may have to reimburse the costs and expenses of Gentiva, for which no ultimate benefit will have been received by Accredo.

     Accredo must incur indebtedness to finance the acquisition of the SPS business and its debt level may limit its financial flexibility.

     Accredo intends to incur an additional $227 million of indebtedness in order to consummate the acquisition of the SPS business. After giving effect to the acquisition of the SPS business, including Accredo’s intended financing of the cash portion of the acquisition consideration and the issuance of the stock consideration, as of December 31, 2001, Accredo would have had approximately $227 million of total debt and a total debt to total capitalization ratio of 36%. Accredo may also incur additional debt in the future, including in connection with other acquisitions. While Accredo would also have additional assets and cash flow, the level of Accredo’s debt could have several important effects on the company’s future operations, including, among others:

•	A significant portion of Accredo’s cash flow from operations will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes;

•	Covenants in Accredo’s existing debt arrangements and anticipated covenants related to the debt that Accredo intends to incur to finance the cash portion of the acquisition consideration will require Accredo to meet financial tests, and may impose other limitations that may limit Accredo’s flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

•	Accredo’s ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	Accredo may be at a competitive disadvantage to similar companies that have less debt; and

•	Accredo’s vulnerability to adverse economic and industry conditions may increase.

     The failure to integrate successfully Accredo and the SPS business acquired from Gentiva may prevent Accredo from achieving the anticipated potential benefits of the acquisition and may adversely affect Accredo’s business.

     Accredo will face significant challenges in consolidating functions, integrating the procedures, operations and product lines of the SPS business in a timely and efficient manner, and retaining key personnel of the SPS business. The integration of Accredo and the SPS business will be complex and will require substantial attention from management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on the revenues, level of expenses and operating results of Accredo.

     Accredo may not be able to benefit from the acute portion of the SPS business.

     Accredo has not assigned any financial value to the acute portion of the SPS business it is acquiring. Accredo intends to assess strategic options related to the acute portion of the SPS business following the closing of the acquisition. However, Accredo may not be able to find an available or acceptable strategic alternative for the acute business and may have to shut down the acute business which could cause Accredo to incur additional expense. Accredo’s assessment of strategic alternatives for the acute portion of the SPS business or the actions required to shut down the acute business, could divert management time and company resources which could be better served elsewhere.

     Following the acquisition of the SPS business, Gentiva may be unable to indemnify Accredo for liabilities.

     The asset purchase agreement provides that Gentiva will indemnify Accredo, after the sale of the SPS business, for losses suffered or incurred by Accredo and its affiliates arising from the retained liabilities of Gentiva, breaches of Gentiva’s representations, warranties, covenants or agreements under the asset purchase agreement or agreements delivered pursuant thereto, failure to deliver good, valid and marketable title to the assets of the SPS business, and specified tax liabilities of Gentiva, including those related to Gentiva’s split-off from Olsten Corporation. However, Accredo has no assurance that Gentiva will fulfill its indemnification obligations. Should any significant payment be required, Gentiva may not have sufficient funds and may not be able to obtain the funds to satisfy its potential indemnification obligations to Accredo. Accredo may suffer impairment of assets or have to bear a liability for which it is entitled to indemnification, but which it is unable to collect.

     Accredo’s common stock price may be adversely affected by future sales or issuances of Accredo common stock.

     According to the terms of the asset purchase agreement, Accredo could be obligated to issue up to 6.7 million shares, plus additional shares for adjustments to the purchase price in accordance with the asset purchase agreement. Assuming the issuance of the 5.1 million shares based on the recent closing price of Accredo common stock, upon completion of the acquisition, Accredo will have outstanding approximately 31.1 million shares of common stock. The shares issued by Accredo are to be distributed to Gentiva stockholders following the acquisition, resulting in an increase of approximately 19.4% in the common stock available for resale on the market. The sale of these additional shares could result in downward pricing pressure on the Accredo common stock. Accredo may undertake additional transactions in the future to simplify and restructure its capital structure, which may include, as a part of these efforts, additional issuances of equity securities in exchange for current indebtedness or indebtedness incurred in order to complete the acquisition. The issuance of additional shares of common stock may be dilutive to the existing holders of common stock, including holders who acquire shares of common stock as a result of the acquisition.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 10.1	Amendment to Amended and Restated Distribution and Services Agreement and Additional Services Agreement dated as of May 1, 2001 between Biogen, Inc. and Nova Factor, Inc. (The Company has requested confidential treatment with respect to certain portions of this Exhibit.)

Exhibit 10.2	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2001
Exhibit 10.3	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2001
Exhibit 10.4	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2001
Exhibit 10.5	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2001
Exhibit 10.6	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2001
Exhibit 10.7	Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health, Incorporated, Gentiva Health Services, Inc. and the Sellers named therein (incorporated by reference from Accredo Health, Incorporated’s Registration Statement on Form S-4 filed with the Commission on February 8, 2002)

(b) Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on December 20, 2001, in connection with the acquisition of all of the outstanding stock of BioPartners in Care, Inc. effective as of December 1, 2001.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2002	Accredo Health, Incorporated
/s/ David D. Stevens

David D. Stevens
Chairman of the Board and
Chief Executive Officer

/s/ Joel R. Kimbrough

Joel R. Kimbrough
Senior Vice President, Chief
Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description of Exhibits

Exhibit 10.1	Amendment to Amended and Restated Distribution and Services Agreement and Additional Services Agreement dated as of May 1, 2001 between Biogen, Inc. and Nova Factor, Inc. (The Company has requested confidential treatment with respect to certain portions of this Exhibit.)

Exhibit 10.2	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2001
Exhibit 10.3	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2001
Exhibit 10.4	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2001
Exhibit 10.5	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2001
Exhibit 10.6	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2001
Exhibit 10.7	Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health, Incorporated, Gentiva Health Services, Inc. and the Sellers named therein (incorporated by reference from Accredo Health, Incorporated’s Registration Statement on Form S-4 filed with the Commission on February 8, 2002)