Form 10-K/A
period 2001-06-30
ACCREDO HEALTH INC
filed 2002-05-10
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25769

Accredo Health, Incorporated

(Exact name of company as specified in its charter)

Delaware	62-1642871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Century Center Pkwy, Suite 101, Memphis, Tennessee 38134

(Address, including Zip Code, of principal executive offices)

Registrant’s telephone number, including area code:  (901) 385-3688

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the voting stock held by non-affiliates of the Company was $712,545,632 as of September 18, 2001, based upon the closing price of such stock as reported on the Nasdaq National Market System (“Nasdaq Stock Market”) on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 26,021,675 shares of common stock, $.01 par value, outstanding at September 18, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Registrant’s Proxy Statement for its 2001 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

EXPLANATORY NOTE

      This Amendment No. 1 on Form 10-K/A (the “Amendment No. 1”) amends the Registrant’s Annual Report on Form 10-K for the year ended June 30, 2001 that was originally filed on September 28, 2001 (the “Original 10-K Filing”). Accredo Health, Inc. (Accredo) jointly filed with Gentiva Health Services, Inc. (Gentiva) on February 8, 2002 a Form S-4 Registration Statement (as amended) pursuant to the pending acquisition by Accredo of substantially all of the assets of Gentiva’s specialty pharmaceutical services business (SPS). As a part of its review of the Form S-4 Registration Statement, the SEC requested that Accredo make certain technical changes to the Original 10-K Filing as described below:

•	The description “Patient service revenue” has been changed to “Patient revenue” throughout the filing to reflect the fact that Accredo derives revenue from the sale of products and not the sale of services.

•	The description “Cost of services” has been changed to “Cost of sales” throughout the filing to reflect the fact that the costs associated with “Patient revenue” are for the sale of products and not the sale of services.

•	The “Revenues” sections in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been amended to reflect the fact that the growth in revenues is primarily the result of volume growth with the addition of new patients and additional sales to existing patients.

•	The “Revenue Recognition” policy in the “Notes to the Consolidated Financial Statements” has been amended to note that patient revenues are from the sale of biopharmaceutical drugs to patients and are reported at the net amount billed to patients, third-party payors and others in the period the services are rendered.

•	The “Revenue Recognition” policy has also been amended to expand the description of other revenues.

      For the convenience of the reader, this Amendment No. 1 amends and restates in its entirety the Original 10-K Filing. This Amendment No. 1 continues to speak as of the date of the Original 10-K Filing, and the Registrant has not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in the Registrant’s periodic reports filed with the SEC subsequent to the date of the Original 10-K Filing.

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

Item 1.     Business

Overview

      We provide specialized contract pharmacy services on behalf of biopharmaceutical manufacturers to patients with chronic diseases. Our services help simplify the difficult and often challenging medication process for patients with a chronic disease and help ensure that patients receive and take their medication as prescribed. Our services benefit biopharmaceutical manufacturers by accelerating patient acceptance of new drugs, facilitating patient compliance with the prescribed treatment and capturing valuable clinical information about a new drug’s effectiveness.

      Our services include contract pharmacy services, clinical services, reimbursement services and delivery services. We provide overnight, temperature-controlled delivery of all drugs and supplies necessary for patients to self-administer their drug dosages safely and effectively in the privacy of their homes. Our pharmacists and customer service staff talk frequently with patients over the telephone, help them comply with prescribed treatment schedules and educate them about ways to manage their complex diseases more effectively. Our reimbursement specialists manage the complicated paperwork that is required to collect payment for the patient’s medication from insurance companies and managed care plans.

      We sell a limited number of drugs to our patients. We mainly focus our services on drugs that:

•	are used on a recurring basis to treat chronic and potentially life-threatening diseases;

•	are expensive, with annual costs generally ranging from approximately $8,000 to $200,000 per patient;

•	are administered through injection; and

•	require temperature control or other specialized handling.

      We have agreements with five biopharmaceutical manufacturers to provide specialized contract pharmacy services. Although our agreements are not exclusive, our status generally means that we are a recommended provider of the manufacturer’s drug to patients and physicians. These agreements also contain favorable pricing from the manufacturer and compensate us for our specialized services. The terms of these agreements may be adjusted periodically in the event of changed market conditions or required service levels.

      Our objective is to be the leading provider of specialized contract pharmacy services to biopharmaceutical manufacturers. Key elements of our strategy include: (i) expanding the number of chronic diseases served; (ii) leveraging our expertise to expand our service offerings; (iii) establishing additional relationships with academic medical centers and children’s hospitals that treat patients with costly, chronic diseases; (iv) increasing the number of our payor contracts; and (v) pursuing selective acquisitions of similar or complementary businesses.

      Accredo Health, Incorporated, was incorporated in Delaware in 1996. We acquired Southern Health Systems, Inc. (“SHS”) and its wholly owned subsidiary Nova Factor, Inc. (“Nova Factor”) in 1996 and continue to own SHS and its subsidiary, Nova Factor. In June 1997, we acquired all of the outstanding stock of Hemophilia Health Services, Inc. (“HHS”). We consummated an initial public offering of our common stock in April 1999.

      In October 1999, we acquired two pharmacies located in Florida and California from Home Medical of America, Inc. through a newly created subsidiary, AHI Pharmacies, Inc. We also acquired all of the outstanding stock of Sunrise Health Management, Inc. (“SHM”) on December 1, 1999.

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

      Prior to product launch, we offer:

•	consulting services related to strategic pricing decisions;

•	analyses and information to assist manufacturers in evaluating payor mix and pricing strategies for their new drugs;

•	testing of a manufacturer’s packaging to assess maintenance of product temperatures and to determine whether the packaging system will meet the product’s unique needs during normal shipping conditions;

•	advice on injection and infusion supplies related to the drug therapy and assistance in procuring supplies and customized packaging for infusion supply kits; and

•	clinical guidelines that assist nurses and caregivers in learning how to safely and effectively administer a drug, including sterilization techniques, supplies needed and infusion time required.

      Following product launch, we offer:

•	clinical hotlines that allow the physician or patient caregiver to inquire about product usage, adverse drug reactions and other clinical questions;

•	reimbursement hotlines for patients and health care professionals;

•	support for manufacturers’ patient assistance programs for patients without the financial ability to otherwise acquire needed drugs and services;

•	replacement drug and supply programs that replenish patients’ inventory of products or supplies that become damaged;

•	home care coordination programs that provide patient assistance in training, identify home care providers and transfer clinical information to all caregivers; and

•	triage services that refer patients to the appropriate provider based on the patients’ insurance provider network.

Results of our interaction with patients, which is primarily via telephone, are coded to protect privacy and tracked to compile valuable information, including side effects, drug interactions, administration problems, supply issues, physician prescription habits, changes to new products, and reasons for therapy discontinuation and non-compliance.

      We will also report on adverse drug reactions, log the occurrence, and complete an initial preliminary report of the occurrence to assist manufacturers in completing adverse event reports in a timely manner. We can also create a wide variety of additional reports that can be customized to meet specific manufacturers’ needs. Examples of reports include sales by physician, sales by zip code, sales trending, first time patient orders, Medicaid and Medicare sales, inventory status and reasons for patient discontinuations. Due to the nature of the data we collect, we have established procedures designed to ensure compliance with laws regarding confidentiality of patient information.

      Clinical Services. We work with the patient and the patient’s physician to implement the prescribed plan of care. Each patient is assigned to a team consisting of a pharmacist, a customer service representative and a reimbursement specialist. Generally, each patient’s team members specialize only in that patient’s disease and work only with payors and providers in that patient’s geographic region. In helping to implement the prescribed plan of care; we:

•	help patients understand their medication and treatment program;

•	help patients manage potential side effects and adverse reactions that may occur so that patients are less likely to discontinue therapy;

•	help coordinate backup care in the event of a medical emergency; and

•	help patients establish an inventory management and record keeping system.

      In addition, we assist patients and their families in coping with a variety of difficult and emotional social challenges presented by their diseases, participate in patient advocacy organizations, assist in the formation of patient support groups, advocate legislation to advance patient interests and publish newsletters for our patients.

      Reimbursement Services. By focusing on specific chronic diseases, we have developed significant expertise in managing reimbursement issues related to the patient’s condition and treatment program. Due to the long duration and high cost of therapy generally required to treat chronic disorders, the availability of adequate health insurance is a continual concern for chronically ill patients and their families. Generally, we contact the payor prior to each shipment to determine the patient’s health plan coverage and the portion of costs that the payor will reimburse. Our reimbursement specialists review issues such as pre-certification or other prior approval requirements, lifetime limits, pre-existing condition clauses, and the availability of special state programs. By identifying coverage limitations as part of an initial consultation, we can assist the patient in planning for alternate coverage, if necessary. From time to time, we negotiate with payors to facilitate or expand coverage for the chronic diseases we serve. In addition, we accept assignment of benefits from numerous payors, which substantially eliminates the claims submission process for most patients.

      Delivery Services. We provide timely delivery of drugs and ancillary supplies directly to the patient or the patient’s physician in packaging specially designed to maintain appropriate temperatures. The package typically contains all of the supplies required for administration in the patient’s home or in other alternate sites. Substantially all products are shipped from our two primary pharmacy locations in Memphis and Nashville, Tennessee. We also maintain satellite pharmacy locations in Dallas-Ft. Worth, Texas; Birmingham, Alabama; Atlanta, Georgia; Garden Grove, California; Charlotte, North Carolina; Jacksonville, Florida; Elmsford, New York and Milford, Massachussetts. We ship our products via FedEx.

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

•	AVONEX®, which is manufactured by Biogen, Inc.;

•	Betaseron®, which is manufactured by Chiron Corporation; and

•	Copaxone®, which is manufactured by Teva Pharmaceutical Industries Limited.

      Biogen’s AVONEX® product is the only FDA-approved product shown to slow the accumulation of disability in patients with relapsing forms of Multiple Sclerosis and, as a result, AVONEX®, which is generally administered via a single intramuscular injection once per week, is used by a majority of such patients in the United States currently on drug therapy.

      Effective January 2000, we entered into amended and restated agreements with Biogen pursuant to which we dispense AVONEX® and provide various services and information to Biogen. The pricing of AVONEX® under our agreements with Biogen, as well as the scope and pricing of services provided by us, are subject to periodic adjustment. Our agreements with Biogen have an initial term of three years ending December 31, 2002 and are terminable by either party for any reason with 90 days prior notice. In addition, our agreements provide that as long as we are the only preferred home delivery service provider approved by Biogen (other than providers to Medicaid patients in some states), we may not, without Biogen’s approval, sell any products that compete with AVONEX® for the treatment of Multiple Sclerosis. We do not have exclusive rights to sell AVONEX®, and Biogen has reserved the right under our agreement to sell AVONEX® directly or to appoint other providers of home delivery pharmacy services for AVONEX®, but any such action would eliminate our exclusivity obligations.

      Gaucher Disease. Gaucher Disease is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency of an important enzyme in the body called glucocerebrosidase. This deficiency results in the accumulation of the glucocerebroside lipid in the cells of organs in the body. The disease is characterized by an enlarged liver or spleen, anemia, bleeding problems, fatigue, bone and joint pain and other orthopedic complications such as repeated fractures and bone erosion. Type I Gaucher Disease is the most common form of Gaucher Disease, affecting about 90% of all Gaucher patients. Genzyme’s Ceredase® and Cerezyme® products are the only FDA-approved products used for treating Type I Gaucher Disease.

      We have a longstanding relationship with Genzyme relating to Ceredase® and Cerezyme®. Ceredase® and Cerezyme® are administered by intravenous infusion. Dosing frequencies vary, but a typical dosing regimen involves administration once every two weeks. Pursuant to our current agreement with Genzyme, we dispense Ceredase® and Cerezyme® in the United States and provide various information and other services to Genzyme. The pricing of Ceredase® and Cerezyme® under our agreement with Genzyme, as well as the scope and pricing of services that we provide, are subject to periodic adjustment. Our agreement with Genzyme automatically renews on an annual basis unless either party provides 90 days prior notice of non-renewal, and is terminable by either party for any reason with 60 days prior notice. In addition, the agreement provides that, during the term of the agreement and for a period of five years after its termination, we may not sell any prescription drug for the treatment of Gaucher Disease other than Ceredase® and Cerezyme®. We do not have exclusive rights to sell Ceredase® or Cerezyme®. Genzyme has reserved the right under the agreement to sell these products directly or to appoint other distributors of these products, but any such action would eliminate our exclusivity obligations.

      Hemophilia. Hemophilia is an inherited, genetic, lifelong bleeding disorder caused by the absence or inactivity of an essential blood clotting protein or “factor.” Two major disease categories exist, hemophilia A, or Factor VIII deficiency, and hemophilia B, or Factor IX deficiency. It is estimated that there are approximately 20,000 people with hemophilia in the United States, and presently there is no known cure. Individuals with hemophilia may suffer from bleeding episodes that can occur spontaneously or as a result of physical activity or trauma. While small surface cuts can usually be treated with a pressure bandage, the most frequent complication of hemophilia is internal bleeding into muscles and joints, which can cause arthritis and debilitating orthopedic problems. More serious complications include internal bleeding in the head, neck, spinal cord or internal organs, which can cause death.

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

      In the recent past, many hemophilia patients contracted hepatitis or human immunodeficiency virus, commonly known as HIV, as a result of contaminated blood derivative therapies they received prior to the mid-1980’s. It is estimated that approximately one-half of the hemophilia population who received anti-hemophilic factor prior to the mid-1980’s was exposed to HIV and is at risk of developing acquired immune deficiency syndrome, commonly known as AIDS. We offer medications used in treating AIDS as a convenience to our hemophilia patients that have contracted HIV. In the early 1990’s, recombinant clotting factor, a biotechnological alternative to plasma-derived factor, was introduced and to date has proved to be as effective as the blood-derived products with virtually no risk of viral transmission. Current utilization reflects increased use of recombinant and monoclonal products by physicians because of the advantages of increased purity. Issues related to the development of inhibitors, or antibodies to the infused factor products, may influence future utilization of these products.

      There are currently six major suppliers of FDA-approved products used for treating hemophilia. We purchase products from all six suppliers. Historically, no supplier is responsible for a majority of our hemophilia product purchases.

      Growth Hormone-Related Disorders. A major treatable cause of growth delay in children is growth hormone deficiency. It is estimated that there are approximately 20,000 pediatric patients in the United States who are candidates for growth hormone therapy. The market for growth hormone products is relatively mature, and currently five manufacturers sell eleven FDA-approved growth hormone products for a variety of indications. However, a majority of patients currently being treated with growth hormone products use one of Genentech’s growth hormone products, Protropin®, Nutropin®, Nutropin AQ® or Nutropin Depot™, the first long-acting dosage form of recombinant human growth hormone. Genentech began shipping Nutropin Depot™ to distributors in June 2000.

      We have purchasing relationships with all five manufacturers of growth hormone products used in the United States, including a longstanding relationship with Genentech. Typically, patients or family members administer growth hormone products at home without the presence of a nurse. Most growth hormone products require administration by injection several times per week, and in some cases daily. In contrast, Nutropin Depot™ may be administered as infrequently as monthly or bi-monthly. We have entered into a distribution agreement with Genentech in which we also provide various information and other services relating to Genentech’s human growth hormone products, Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™ in the United States. Under the agreement, the pricing of Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™ under the distribution agreement, as well as the scope and pricing of the services provided by us, are subject to periodic adjustment. The distribution agreement has an initial term that has been extended to December 31, 2002. The agreement may be terminated by Genentech if we are acquired by one of their competitors and may be terminated by either party for cause following a 60-day right to cure or in the event of bankruptcy, insolvency or similar events affecting the other party. We do not have exclusive rights to distribute Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™. Genentech has reserved the right under our agreement to sell these drugs directly or to appoint other distributors of these drugs.

      Crohn’s Disease. Crohn’s Disease is a chronic and debilitating disorder involving inflammation of the gastrointestinal tract. Symptoms include abdominal pain, diarrhea, fever, general fatigue, and weight loss. Crohn’s Disease is estimated to affect approximately 400,000 patients in the United States, of which as many as 140,000 patients have moderate to severe Crohn’s Disease. Of those with moderate to severe Crohn’s Disease, more than 40,000 suffer from draining fistulizing disease. REMICADE™, a drug developed by

Centocor, was approved in 1998 by the FDA for the treatment of moderate to severe active Crohn’s Disease. It has also been approved as a treatment for patients with fistulizing Crohn’s Disease for reduction in the number of draining fistulae.

      In August 1998, we established a preferred relationship with Centocor relating to REMICADE™. Under an agreement that we have with Centocor, we dispense REMICADE™ and provide various information and other services to Centocor. The pricing of REMICADE™ under our agreement with Centocor, as well as the scope and pricing of the services provided by us, are subject to periodic adjustment. Our agreement with Centocor has an initial term of three years ending August 2001 and renews on an annual basis thereafter. We do not have any exclusive rights to sell REMICADE™, and Centocor has reserved the right under the agreement to sell REMICADE™ directly or to appoint distributors or other providers of pharmacy services for REMICADE™.

      Rheumatoid Arthritis. Rheumatoid arthritis is a chronic disease in which the inflammation of various joints in the body leads to swelling, pain, and eventual loss of function. It is estimated that Rheumatoid Arthritis affects approximately 2.5 million patients in the United States. Three general classes of drugs are commonly used in the treatment of Rheumatoid Arthritis:

•	anti-rheumatic drugs that slow the progression and treat the symptoms of the disease, such as REMICADE™ and Enbrel™;

•	corticosteroids, which reduce inflammation and regulate the immune system; and

•	non-steroidal agents that reduce inflammation and decrease pain and other symptoms.

      On November 10, 1999, the FDA approved REMICADE™ for the treatment of rheumatoid arthritis. We distribute REMICADE™ for the treatment of rheumatoid arthritis under our agreement with Centocor described above.

      Autoimmune Disorder. Autoimmune disorders describe a group of chronic diseases in which the body treats its own tissues or cells as if they were foreign substances and produces antibodies to attack and destroy those tissues or cells. Most autoimmune disorders currently are incurable and tend to become progressively severe. Various therapies, including IVIG, are administered to minimize the effects of autoimmune disorders and the severity of their associated symptoms. Although typically administered via infusion in a hospital or physician’s office, IVIG can be administered at home by patients who require repeated treatment.

      Prior to October 1999, we did not offer IVIG products on a retail basis. In an effort to improve the overall effectiveness of a patient’s medication, many physicians prescribe IVIG in combination with existing drug therapies to treat chronic diseases such as Multiple Sclerosis and rheumatoid arthritis. This trend contributed to our decision to make two acquisitions in fiscal year 2000 through which we gained access to the retail IVIG market. We subsequently acquired another IVIG distributor in May 2001. Because IVIG is collected and processed from human donors, the IVIG product market is somewhat limited by supply constraints.

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

      Synagis® (palivizumab), a drug manufactured by MedImmune, has been shown to significantly reduce RSV hospitalizations in pediatric patients at risk of the disease. Clinical studies have shown that preventive treatment with Synagis® was associated with a 55% reduction in overall hospitalizations due to RSV. Physicians prescribe Synagis® to immunize infants who are at high risk for serious lung impairment. Synagis® is typically administered by intramuscular injection once a month over a five month period.

      Respiratory syncytial virus is seasonal, with the disease striking primarily during the period of October through April. We renewed our relationship with MedImmune for the 2000-2001 respiratory syncytial virus season by executing a new distribution agreement on October 3, 2000. The distribution agreement with MedImmune automatically renews on an annual basis unless either party provides 30 days prior notice of non-renewal and is terminable by either party for any reason on 30 days notice. We do not have the exclusive right to sell Synagis®, although we were the national preferred assignment of benefits distributor of the drug for the 2000-2001 respiratory syncytial virus season. We are in discussions with MedImmune to renew our agreement for the 2001-2002 season.

Suppliers

      The drugs that we dispense, other than growth hormones, IVIG and other blood-related products, are available only from single sources:

•	Genzyme, with respect to Ceredase® and Cerezyme®;

•	Biogen, with respect to AVONEX®;

•	Centocor with respect to REMICADE™; and

•	MedImmune, with respect to Synagis®.

      Although there are four other manufacturers of FDA-approved growth hormone products, Genentech’s products collectively enjoy a market share that exceeds the aggregate of all other individual manufacturers of growth hormone products. Accordingly, in the event that one or more of our current suppliers of products (other than IVIG and other blood-related products) were to cease selling products to us, our business, financial condition and results of operations would be materially and adversely affected.

      Our agreements with our key suppliers generally may be canceled by either party, without cause, upon between 30 and 90 days prior notice. Furthermore, both we and our suppliers periodically adjust the acquisition cost and other terms for the drugs and related supplies covered by such contracts. In addition, our agreements with our suppliers generally provide that during the term of the agreements (and, in some instances, for as much as five years after termination of the agreements), we may not distribute any competing products. We do not have any exclusive rights to dispense our products, and our suppliers have generally reserved the right under their agreements with us to distribute their products directly or to appoint other distributors of their products. See “Risk Factors — We are highly dependent on our relationships with a limited number of biopharmaceutical manufacturers.” and “Business — Disease Markets and Related Products.”

      We have supply contracts with all six major suppliers of clotting factor and all five major suppliers of IVIG in the United States, and no supplier is responsible for a majority of our hemophilia or IVIG product purchases. However, an industry wide recombinant factor VIII product shortage has existed for some time, as a result of the manufacturers’ being unable to increase production to meet rising global demand. Several events have occurred which prolonged the industry wide shortage of product.

      Approximately ten months ago, Bayer Corporation released its second-generation recombinant factor VIII product, Kogenate FS, and phased out the original Kogenate. The new product was not produced in sufficient quantity to serve all of the previous Kogenate users. Furthermore, Bayer Corporation has not released Kogenate FS onto the U.S. market since mid-December, 2000 (as a voluntary measure) so that it could follow-up on observations made by the FDA during a December 2000 inspection of its Berkeley facility. This has also impacted Aventis-Behring’s ability to ship its product Helixate FS, as it is manufactured under an arrangement with Bayer Corporation.

      Due to the lack of Bayer product, increased demand was placed on Baxter Hyland Immuno’s Recombinate product, which was put on allocation. Product availability was further reduced when, on February 28, 2001, Baxter announced the temporary closing of its Thousand Oaks manufacturing facility to perform scheduled maintenance. Genetics Institute, Inc. entered the market in January with Refacto, its new second-generation recombinant factor VIII product. The demand for Refacto quickly outstripped the supply and Refacto was also put on allocation.

      Although Baxter and Bayer have announced publicly that they anticipate resuming product release, we are not certain when they will return to normal product allocations.

Relationships with Medical Centers

      At June 30, 2001, we had joint ventures with five medical centers. We currently have joint ventures with four medical centers (or their affiliates):

•	Children’s Home Care located in Los Angeles, California;

•	Alternative Care Systems, Inc. located in Dallas, Texas;

•	Cook Children’s Medical Center located in Ft. Worth, Texas;

•	Children’s Hospital located in Washington D.C.

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

      Under our management agreements, we provide goods and services used in our joint ventures’ specialized pharmacy business, including drugs and related supplies, patient education, clinical consultation, and reimbursement services. While the payment terms under such management agreements may vary, we are generally reimbursed for our costs and are paid a monthly management fee generally calculated as a percentage of revenues. These agreements usually have terms of between one and five years and are terminable by either party, with or without cause, with between one and twelve months prior notice. See “Risk Factors — If our relationships with some medical centers are disrupted, our business could be harmed.”

Payors

      The following are the approximate percentages of the Company’s gross patient revenue attributable to various payor categories for the fiscal years ended June 30, 1999, 2000 and 2001:

	Year Ended	Year Ended	Year Ended
	June 30, 1999	June 30, 2000	June 30, 2001

Private payors (including self pay)(1)	82%	82%	81%
Medicaid and other state programs	16%	16%	17%
Medicare and other federal programs	2%	2%	2%

Total	100%	100%	100%

(1)	Includes sales to private physician practices, whose ultimate payor is typically Medicare, which accounted for approximately 6%, 5% and 4% of gross patient revenue, respectively, for the fiscal years ended June 30, 1999, 2000 and 2001.

      In fiscal year 2001, Aetna, Inc. and its affiliates (“Aetna”) accounted for approximately 15% of the Company’s revenue. The Company entered into a Specialty Pharmacy Mail Service Vendor Agreement with Aetna effective May 1, 2000. Our Agreement has an initial term of three years ending April 30, 2003 and renews on an annual basis thereafter. Either party may terminate the Agreement on 90 days notice. Except for Aetna, no private payor accounts for 10% or more of the Company’s revenue.

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

      Federal and state proposals are pending that would impose further limitations on governmental payments and that could increase patient co-payments and deductibles. Many government payors, including Medicare and Medicaid, pay us directly or indirectly at the drug’s average wholesale price (AWP) or at a percentage off AWP. The Department of Health and Human Services, Office of Inspector General has raised concerns since 1992 about how certain manufacturers have established AWP for certain Medicare covered drugs. Federal and state agencies continue to examine perceived discrepancies between reported AWP of drugs and the actual manufacturers selling price. In connection with one such investigation, the U.S. unit of Bayer AG agreed to pay $14 million to resolve allegations that it caused Medicaid to overpay for its drugs. Abbott Laboratories, Novartis and the Kendall unit of Tyco International have confirmed that they are also being investigated.

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

      Hemophilia treatment centers may purchase factor from manufacturers at a discount under a government program established in 1992 which extended the Medicaid best price rebate program to hemophilia treatment centers. Manufacturers that sell outpatient drugs to hemophilia treatment centers agree with the Department of Health and Human Services that they will not charge a price for covered outpatient drugs that is higher than a statutorily set amount. We do not directly own or operate a hemophilia treatment center that is eligible for this special pricing, which places us at a competitive disadvantage as a provider of factor, except where our affiliated medical centers are eligible for the special pricing. Under the Department’s guidelines, an eligible hemophilia treatment center may obtain factor at this special pricing and use a contract pharmacy to dispense it to the center’s patients. However, if a hemophilia treatment center does not comply with the Department’s guidelines or sells factor bought at this special pricing to patients who are not patients of the center, it may incur civil penalties or liability to drug manufacturers for the amount of the discount that the center received from the manufacturer.

Competition

      The specialty pharmacy industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of our current and potential competitors include:

•	specialty pharmacy distributors, such as Caremark Therapeutic Services, Priority Healthcare Corporation and Gentiva Health Services, Inc.;

•	specialty pharmacy divisions of national wholesale drug distributors;

•	pharmacy benefit management companies;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices; and

•	hospital-based comprehensive hemophilia care centers and other alternate site health care providers.

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

Government Regulation

      Federal and state governments heavily regulate the drug and medical supply industry. Manufacturers, distributors, health care providers and patients are all subject to these regulations. Particular government attention currently focuses on:

•	the payment of inducements for patient referrals;

•	prohibited financial relationships with physicians;

•	joint venture and management arrangements;

•	product discounts;

•	inducements given to patients; and

•	professional licensing.

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

      Pharmacists and Nursing Licenses. Our nurses must obtain state licenses to provide teaching services and the hands on nursing which we provide to our IVIG patients and some of our hemophilia patients, and our pharmacists must obtain state licenses to dispense drugs. Our pharmacists and nurses are licensed in those states where their activity requires it. Pharmacists and nurses must also comply with professional practice rules. We monitor our nurses’ and pharmacists’ practices for compliance with such state laws and rules. We do not believe that the activities undertaken by our nurses or pharmacists violate laws or rules governing the practice of pharmacy, nursing or medicine.

      Pharmacy Counseling. Federal law requires that states offering Medicaid prescription drug benefits implement a drug use review program. The program requires “before and after” drug use reviews, the use of predetermined standards, and patient education. Its purpose is to improve the quality of care by ensuring drug prescriptions are medically necessary, and not likely to cause adverse effects. Participating states must develop standards for pharmacy counseling. These standards apply as well to non-resident pharmacies like us. We believe our pharmacists monitor these requirements, and provide the necessary counseling.

      Federal Mail Order. Federal law imposes standards for:

•	the labeling, packaging and repackaging, advertising and adulteration of prescription drugs; and

•	the dispensing of controlled substances and prescription drugs.

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

      Anti-Kickback and Self-Referral. We are subject to the federal Medicare Anti-Kickback law that prohibits offering, paying, soliciting or receiving, directly or indirectly, in cash or in kind, remuneration to induce or in exchange for:

•	the referral of patients covered by Medicare, Medicaid or other government healthcare reimbursement programs; or

•	the leasing, purchasing, ordering or arranging for or recommending the lease, purchase or order of any item, good, facility or service covered by the programs.

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

      The Department of Health and Human Services, DHHS, published a set of “safe harbor” regulations and continues to publish clarifications to the safe harbors. Arrangements that fully comply with a safe harbor are deemed not to violate the Anti-Kickback law. We have several business arrangements (for example, our joint venture and management arrangements with medical centers, service arrangements with physicians and product pricing arrangements with suppliers) that do not satisfy all of the requirements necessary to fall within the safe harbors. Failure to satisfy a safe harbor does not mean that a transaction is necessarily illegal. The law requires the government to evaluate the intent in each situation. We try to structure our business arrangements to comply with the Anti-Kickback law, the Health Insurance Portability and Accountability Act and similar state laws. However, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion, which could reduce our revenues and profits.

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

      New crimes under HIPAA include:

•	knowingly and willfully committing a federal health care offense relating to a health care benefit program; and

•	knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false or fraudulent statements in connection with claims and payment for health care services by a health care benefit plan.

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

      Beneficiary Inducement. HIPAA penalizes the offering of remuneration or other inducements to beneficiaries of federal health care programs to influence the beneficiaries’ decision to seek specific governmentally reimbursable items or services, or to choose a particular provider. HIPAA excludes items provided to promote the delivery of preventive care. The statutory exception would apply where “such care is provided or directly supervised by the medical provider that has provided the incentive.”

      The OIG recently issued final regulations concerning inducements to beneficiaries. Under the new regulations, permissible incentives are those given in connection with preventive care, including pre and post natal care, and services described in the U.S. Preventive Service Task Force’s Guide to Preventive Care. OIG also believes that items of nominal value given to beneficiaries are permissible even if not related to preventive care. However, permissible incentives would not include cash or cash equivalents. We from time to time provide some items at no charge to our patients in connection with their drug therapies, not all of which are included on the list of items specifically stated not to violate the new regulations. We nevertheless believe that those items are allowed by the underlying statute. A determination that we violated the regulations or the statute, however, could result in sanctions that reduce our revenue or profits.

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

      In addition to investigations and enforcement actions initiated by governmental agencies, we could be the subject of an action brought under the False Claims Act by a private individual on behalf of the government. Actions under the False Claims Act, commonly known as “whistleblower” lawsuits are generally filed under seal to allow the government adequate time to investigate and determine whether it will intervene in the action, and defendant health care providers are often without knowledge of such actions until the government has completed its investigation and the seal is lifted.

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

      Laws governing Medicare, Medicaid, CHAMPUS and other governmental programs may change, and various administrative rulings, interpretations and determinations make compliance difficult. Any changes may materially increase or decrease program payments or the cost of providing services. Final determinations of government program reimbursement often require years, because of audits, providers’ rights of appeal and numerous technical requirements. We believe we make adequate provision for adjustments. However, future reductions in reimbursement could reduce our revenues and profits.

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

      We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

	Fiscal Year Ended

	June 30, 1999	June 30, 2000	June 30, 2001

Biogen	31%	37%	38%
Genzyme	37%	30%	23%
MedImmune	1%	1%	6%
Genentech	4%	4%	5%

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

      We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The concentration of our revenue related to these diseases and the associated drugs is shown in the table below as a percentage of revenue for the periods indicated:

	Fiscal Year Ended

	June 30, 1999	June 30, 2000	June 30, 2001

Multiple Sclerosis	31%	37%	38%
Gaucher Disease	37%	30%	23%
Hemophilia and Autoimmune Disorders	21%	21%	21%
Growth Hormone-Related Disorders	6%	7%	9%
Respiratory Syncytial Virus	1%	1%	6%
Crohn’s Disease	1%	1%	1%

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

      As of April 1, 2000, our ownership was increased to 80% in one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are now included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal year ended June 30, 2001.

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

      Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biopharmaceutical companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or develop new drugs. Our business could also be harmed if the biopharmaceutical industry undergoes any of the following developments:

•	supply shortages;

•	adverse drug reactions;

•	drug recalls;

•	increased competition among biopharmaceutical companies;

•	an inability of drug companies to finance product development because of capital shortages;

•	a decline in product research, development or marketing;

•	a reduction in the retail price of drugs from governmental or private market initiatives;

•	changes in the FDA approval process; or

•	governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

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

      Our business could also be adversely affected by the expiration or challenge to the “orphan drug” status that has been granted by the Food and Drug Administration, FDA, to some of the drugs that we handle. When the FDA grants “orphan drug” status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. The “orphan drug” status applicable to drugs that we handle expires as follows:

•	Cerezyme® expired May 2001;

•	AVONEX® expires May 2003; and

•	REMICADE™ expires September 2005.

      The loss of orphan drug status could result in competitive drugs entering the market, which could harm our business.

Our ability to continue to provide AVONEX® could be affected by a pending challenge that Biogen is infringing on a patent.

      Our ability to continue to service AVONEX® could also be affected by a pending challenge by Berlex Laboratories, Inc. that Biogen is infringing on a Berlex patent in the production of AVONEX®. Berlex is seeking, among other things, a permanent injunction restraining Biogen from manufacturing AVONEX®. If the permanent injunction is granted or if Biogen is unable to continue to supply AVONEX® on terms favorable to us, our business could be harmed. In August 2000 the Federal District Court for the District of Massachusetts granted summary judgment in Biogen’s favor ruling that AVONEX® does not infringe on a Berlex patent, and in September 2000 the Court entered a final judgement in favor of Biogen dismissing the District Court Case. Berlex has appealed this decision to the U.S. Federal District Court of Appeals.

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

      Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. We estimate that approximately 18% of our gross patient revenues for the fiscal years ended June 30, 1999 and 2000 and 19% of our gross patient revenues for the fiscal year ended June 30, 2001 consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Our business will suffer if we lose relationships with payors.

      We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 1999, 2000 and 2001 we derived approximately 82%, 82% and 81% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 6%, 5% and 4%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare. In fiscal year 2001, our private payor, Aetna, Inc. and affiliates accounted for approximately 15% of the Company’s revenue.

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

      We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of June 30, 2001, we had goodwill, net of accumulated amortization, of approximately $89.4 million, or 31% of total assets and 47% of stockholders’ equity.

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

Item 2.     Properties

Facilities

      Our corporate headquarters are located in Memphis, Tennessee and our primary pharmacy locations are in Memphis and Nashville, Tennessee and Charlotte, North Carolina. In addition, we have satellite pharmacy locations in the following cities:

•	Birmingham, Alabama;

•	Atlanta, Georgia;

•	Dallas/Ft. Worth, Texas;

•	Garden Grove, California;

•	Jacksonville, Florida;

•	Elmsford, New York; and

•	Milford, Massachussetts

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

Item 4.     Submission of Matters to a Vote of Security Holders

      None.

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

  Price Range of Common Stock

      The Company’s common stock is traded on the Nasdaq National Market System under the symbol “ACDO.” The following table sets forth the quarterly high and low sales prices as reported on the Nasdaq National Market System for the fiscal years ended June 30, 2000 and 2001.

Fiscal Years 2000 and 2001	High	Low

First Quarter ended September 30, 1999	16.39	12.00
Second Quarter ended December 31, 1999	14.78	11.83
Third Quarter ended March 31, 2000	26.25	12.83
Fourth Quarter ended June 30, 2000	25.17	12.25
First Quarter ended September 30, 2000	34.67	19.83
Second Quarter ended December 31, 2000	37.21	23.25
Third Quarter ended March 31, 2001	35.54	23.50
Fourth Quarter ended June 30, 2001	39.95	26.06

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

  Sales of Unregistered Securities

      None.

Item 6.     Selected Consolidated Financial Data

SELECTED FINANCIAL DATA

      You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the fiscal years ended June 30, 1997, 1998, 1999, 2000 and 2001 have been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations.

	Years Ended June 30,

	1997	1998	1999	2000	2001

	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Net patient revenue	$106,143	$170,002	$244,158	$335,601	$446,007
Other revenue	8,049	9,806	12,277	15,432	14,985
Equity in net income of joint ventures	1,017	1,150	1,919	2,002	1,148

Total revenues	115,209	180,958	258,354	353,035	462,140
Operating expenses:
Cost of sales	101,080	154,046	220,517	300,973	395,365
General and administrative	5,939	12,489	17,637	23,831	29,871
Bad debts	2,977	3,165	4,739	6,117	6,131
Depreciation and amortization	4,877	3,861	3,911	3,397	4,263

Total operating expenses	114,873	173,561	246,804	334,318	435,630

Operating income	336	7,397	11,550	18,717	26,510
Interest expense (income), net	984	3,552	3,165	2,136	(2,770)

Income (loss) before minority interest in income of consolidated joint venture, income taxes and extraordinary item	(648)	3,845	8,385	16,581	29,280
Minority interest in income of cons. joint venture	—	—	—	(177)	(692)

Income (loss) before income taxes and extraordinary item	(648)	3,845	8,385	16,404	28,588
Income tax expense (benefit)	1,502	2,420	4,003	6,508	11,333

Income (loss) before extraordinary item	(2,150)	1,425	4,382	9,896	17,255
Extraordinary item for early extinguishment of debt, net of income tax benefit	—	—	(1,254)	—	—

Net income (loss)	(2,150)	1,425	3,128	9,896	17,255
Mandatorily redeemable cumulative preferred stock dividends	(2,043)	(2,043)	(1,617)	—	—

Net income (loss) to common stockholders	$(4,193)	$(618)	$1,511	$9,896	$17,255

Diluted earnings per common share:
Income (loss) before extraordinary item	$(0.19)	$0.11	$0.28	$0.45	$0.66
Extraordinary item	—	—	(0.08)	—	—
Preferred stock dividends	(0.17)	(0.16)	(0.10)	—	—

Net income (loss) to common stockholders(1)	$(0.36)	$(0.05)	$0.10	$0.45	$0.66

Cash dividends declared on common stock	$—	$—	$—	$—	$—

	June 30,

	1997	1998	1999	2000	2001

Balance Sheet Data:
Cash and cash equivalents	$3,676	$5,087	$5,542	$10,204	$54,520
Working capital	16,894	23,377	28,906	35,639	88,288
Total assets	113,309	114,049	146,746	205,229	289,244
Long-term debt	35,195	36,418	20,500	37,000	—
Mandatorily redeemable cumulative preferred stock	27,749	29,792	—	—	—
Stockholders’ equity	12,790	12,801	64,127	77,544	189,170

(1)	Historical diluted loss per share for the periods ended June 30, 1997 and 1998 have been calculated using the same denominator as used for basic loss per share because the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with “Selected Financial Data” and our Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Form 10-K contains certain forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all forward-looking statements wherever they appear in this Report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in Item 1 under the heading “Risk Factors,” as well as those discussed elsewhere herein.

Overview

      We provide specialized contract pharmacy services for the treatment of patients with costly, chronic diseases. We derive revenues primarily from the sale of drugs to patients.

      The following table presents the percentage of our total revenue generated from sales and services provided with respect to the diseases that we service for the years ended June 30:

	1999	2000	2001

Multiple Sclerosis	31%	37%	38%
Gaucher Disease	37%	30%	23%
Hemophilia and Autoimmune Disorders	21%	21%	21%
Growth Hormone-Related Disorders	6%	7%	9%
Respiratory Syncytial Virus	1%	1%	6%
Crohn’s Disease	1%	1%	1%

Sales and services with respect to Multiple Sclerosis, Gaucher Disease, growth hormone-related disorders, Crohn’s Disease and rheumatoid arthritis and Respiratory Syncytial Virus are dependent upon our relationships with Biogen, Genzyme, Genentech, Centocor and MedImmune. Our agreements with these manufacturers describe the services to be provided by us, including contract pharmacy, information, clinical, reimbursement and customized delivery services. These agreements generally:

•	limit our ability to supply competing drugs during (and in some cases up to five years after) the term of the agreement;

•	allow the manufacturer to distribute directly or through other parties; and

•	are short-term and may be cancelled by either party, without cause, upon between 60 and 90 days prior notice.

      These agreements vary in level of exclusivity and scope of services provided. We typically purchase products at prices below the manufacturers’ average wholesale sales prices, and our resulting contribution margins vary for each product line. Pricing is customized to reflect specific services to be provided by us and is subject to periodic adjustments to reflect changing market conditions.

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

      Costs of sales include drug acquisition costs, pharmacy and warehouse personnel costs, freight and other direct costs associated with the delivery of our products and costs of clinical services provided. General and administrative expenses include the personnel costs of the reimbursement, sales, marketing, administrative and support staffs as well as corporate overhead and other general expenses. Bad debts include our provision for patient accounts receivable which prove to be uncollectible after routine collection efforts have been exhausted. We typically hire personnel and incur legal, recruiting, marketing and other expenses in anticipation of the commercial launch of a new biopharmaceutical drug. In some instances, a portion of these expenses are reimbursed to us by the biopharmaceutical manufacturer. We have not historically capitalized any of these start-up expenses.

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

      Many government payors, including Medicare and Medicaid, pay us directly or indirectly for some of the drugs that we sell at the drugs’ average wholesale price (“AWP”) or a percentage discount off AWP. Recent government investigations into the reporting of AWP by drug manufacturers have lead First DataBank, Inc. to publish a Market Price Survey of 437 drugs that significantly reduces reimbursement for a number of the clotting factor and IVIG products we sell.

      A number of state Medicaid agencies now pay us for clotting factor at the prices shown on the Market Price Survey or at a percentage discount off those prices. Other states have not changed their pricing structure or have changed back to their pre-Market Price Survey reimbursement rates. In addition, the Centers for Medicare and Medicaid Services (“CMMS”) had previously announced that Medicare intermediaries should calculate the amount that they pay for clotting factor and 49 other drugs by using the lower prices on the First DataBank Market Price Survey. However, the proposal to include clotting factor in the lower Medicare pricing was withdrawn. Instead, CMMS has announced that it will seek legislation that would establish payments to cover administrative cost of suppliers of clotting factor as a supplement to lower AWP pricing for factor.

Results of Operations

      The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

	Years Ended June 30,

	1999	2000	2001

Revenues:
Net patient revenue	94.5%	95.0%	96.5%
Other revenue	4.8	4.4	3.2
Equity in net income of joint ventures	0.7	0.6	0.3

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of sales	85.4	85.2	85.6
General and administrative	6.8	6.8	6.5
Bad debts	1.8	1.7	1.3
Depreciation and amortization	1.5	1.0	.9

Total operating expenses	95.5	94.7	94.3

Operating income	4.5	5.3	5.7
Interest income (expense), net	(1.3)	(.6)	.6

Income before minority interest, income taxes and extraordinary item	3.2	4.7	6.3
Minority interest	—	.1	.1

Income before income taxes and extraordinary item	3.2	4.6	6.2
Income tax expense	1.5	1.8	2.5

Income before extraordinary item	1.7	2.8	3.7
Extraordinary charge, net of income tax benefit	(.5)	—	—

Net income	1.2%	2.8%	3.7%

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

      Revenues. Total revenues increased 31% from $353.0 million to $462.1 million from fiscal year 2000 to fiscal year 2001. Net patient revenues increased 33% from $335.6 million to $446.0 million from fiscal year 2000 to fiscal year 2001. In fiscal year 2001, we experienced growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease as a result of volume growth with the addition of new patients and additional sales of product to existing patients. We also had a significant increase in our seasonal drug SYNAGIS® for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Our sales of intravenous immunoglobulin (“IVIG”) increased due to the acquisition of Pharmacare Resources, Inc., which added approximately $3.1 million in revenues during the year ended June 30, 2001. We also benefited from the addition of new and expanded contracts with managed care organizations. In June 2000, we were selected by Aetna, Inc. to be a preferred distributor of injectable medications to Aetna members and participating physicians.

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

      Cost of Sales. Cost of sales increased 31% from $301.0 million to $395.4 million from fiscal year 2000 to fiscal year 2001, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales increased from 85.2% to 85.6% from fiscal year 2000 to fiscal year 2001 resulting in gross margins of 14.8% in fiscal year 2000 and 14.4% in fiscal year 2001. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in a decrease in the composite gross margin in fiscal year 2001. The primary drivers were increased revenues from SYNAGIS® for the treatment of Respiratory Synctial Virus and AVONEX® for the treatment of multiple sclerosis, which have higher acquisition costs as a percentage of revenue than most of the other products we distribute.

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

      Bad Debts. Bad debts were $6.1 million in both fiscal years 2000 and 2001. As a percentage of revenues, bad debt expense decreased from 1.7% to 1.3% from fiscal year 2000 to fiscal year 2001. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement for both AVONEX® and SYNAGIS® is being provided by prescription card benefit plans, and therefore is subject to much lower co-payment and deductible amounts (typically $10-$15 per prescription) resulting in lower bad debt. AVONEX® and SYNAGIS® represented 44% of our revenues in fiscal year 2001 compared to 38% in fiscal year 2000.

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

Fiscal Year Ended June 30, 2000 Compared to Fiscal Year Ended June 30, 1999

      Revenues. Total revenues increased 37% from $258.4 million to $353.0 million from fiscal year 1999 to fiscal year 2000. In fiscal year 2000, we experienced growth in all of our core products for the treatments of multiple sclerosis, Gaucher Disease, hemophilia and growth hormone disorders as a result of volume growth with the addition of new patients and additional sales of product to existing patients. Approximately $50.3 million, or 53%, of this increase was attributable to our increased sales of AVONEX®. Our Cerezyme® and Ceredase®drug sales increased approximately $11.8 million, or 12% of the revenue increase. Approximately $18.6 million, or 20% of this increase, was attributable to increased hemophilia factor and IVIG revenue. Approximately $10.6 million, or 11%, of the increase was attributable to the increased sales of growth hormone products. Synagis® drug sales increased approximately $2.6 million, or 3% of the increase, as a result of increased patients. The remaining $0.7 million, or 1%, of our revenue increase was primarily attributable to increased sales of other ancillary drugs that we dispense as part of the patient’s primary therapy or under contractual obligations within some managed care contracts. Total revenues included approximately $16.1 million of revenues from companies that we acquired during the year ended June 30, 2000.

      Cost of Sales. Cost of sales increased 37% from $220.5 million to $301.0 million from fiscal year 1999 to fiscal year 2000. This increase is commensurate with the increase in our revenues. As a percentage of revenues, cost of sales decreased from 85.4% to 85.2% from fiscal year 1999 to fiscal year 2000. The decrease is primarily the result of changes in the revenue mix by therapy type and more specifically increased sales of IVIG drugs which have a lower acquisition cost as a percentage of revenues than the other drugs we distribute.

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

Forward Looking Information

      Certain of the matters discussed in the preceding pages of this Form 10-K, particularly regarding implementation of our strategy, development of new drugs by the pharmaceutical and biotechnology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities, expenditures, interest, costs and income constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (See Item 1 — “Risk Factors”).

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

      None.

PART III

Item 10.     Directors and Executive Officers of the Company

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Proposals for Stockholder Action — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Management” and “Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

      The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Directors, Officers and Principal Stockholders” included in the Company’s definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2001 Annual Meeting of Stockholders.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Documents filed as part of this Report:

Page

(1)	Financial Statements: Report of Independent Auditors	F-1
	Consolidated Balance Sheets at June 30, 2000 and 2001	F-2
	Consolidated Statements of Income for the years ended June 30, 1999, 2000, and 2001	F-3
	Consolidated Statements of Stockholders’ Equity and Mandatorily Redeemable Cumulative Preferred Stock for the years ended June 30, 1999, 2000, and 2001	F-4
	Consolidated Statements of Cash Flows for the years ended June 30, 1999, 2000, and 2001	F-5
	Notes to Consolidated Financial Statements	F-6
(2)	Financial Statement Schedules:
	Schedule II — Valuation and Qualifying Accounts	F-20
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

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Accredo Health, Incorporated

      We have audited the accompanying consolidated balance sheets of Accredo Health, Incorporated (the “Company”) as of June 30, 2000 and 2001, and the related consolidated statements of income, stockholders’ equity and mandatorily redeemable cumulative preferred stock, and cash flows for each of the three years in the period ended June 30, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

/s/ Ernst & Young LLP

Memphis, Tennessee

August 7, 2001

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	June 30,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$10,204	$54,520
Marketable securities	—	2,000
Receivables:
Patient accounts	76,812	87,760
Allowance for doubtful accounts	(8,395)	(10,808)

	68,417	76,952
Due from affiliates	1,634	2,440
Other	7,420	13,275

	77,471	92,667
Inventories	32,342	30,711
Prepaid expenses and other current assets	770	537
Deferred income taxes	3,133	4,703

Total current assets	123,920	185,138
Property and equipment, net	6,992	8,195
Other assets:
Joint venture investments	2,056	2,809
Goodwill, net	69,053	89,359
Other intangible assets, net	3,208	3,743

Total assets	$205,229	$289,244

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$79,677	$88,611
Accrued expenses	7,115	7,168
Income taxes payable	1,289	1,071
Line of credit	200	—

Total current liabilities	88,281	96,850
Long-term notes payable	37,000	—
Deferred income taxes	1,355	2,122
Minority interest in consolidated joint venture	1,049	1,102
Stockholders’ equity:
Undesignated preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 50,000,000 shares authorized; 21,160,452 shares in 2000 and 25,954,232 shares in 2001 issued and outstanding	211	259
Additional paid-in capital	66,768	161,091
Retained earnings	10,565	27,820

Total stockholders’ equity	77,544	189,170

Total liabilities and stockholders’ equity	$205,229	$289,244

See accompanying notes.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except share data)

	Years Ended June 30,

	1999	2000	2001

Revenues:
Net patient revenue	$244,158	$335,601	$446,007
Other revenue	12,277	15,432	14,985
Equity in net income of joint ventures	1,919	2,002	1,148

Total revenues	258,354	353,035	462,140
Operating expenses:
Cost of sales	220,517	300,973	395,365
General and administrative	17,637	23,831	29,871
Bad debts	4,739	6,117	6,131
Depreciation	614	1,094	1,509
Amortization	3,297	2,303	2,754

Total operating expenses	246,804	334,318	435,630

Operating income	11,550	18,717	26,510
Other income (expense):
Interest expense	(3,346)	(2,459)	(467)
Interest income	181	323	3,237

	(3,165)	(2,136)	2,770

Income before minority interest in income of consolidated joint venture, income taxes and extraordinary item	8,385	16,581	29,280
Minority interest in income of consolidated joint venture	—	(177)	(692)

Income before income taxes and extraordinary item	8,385	16,404	28,588
Income tax expense	4,003	6,508	11,333

Income before extraordinary item	4,382	9,896	17,255
Extraordinary charge for early extinguishment of debt, net of income tax benefit	(1,254)	—	—

Net income	3,128	9,896	17,255
Mandatorily redeemable cumulative preferred stock dividends	(1,617)	—	—

Net income to common stockholders	$1,511	$9,896	$17,255

Basic earnings per common share:
Income before extraordinary item	$0.31	$0.48	$0.69
Extraordinary charge	(0.09)	—	—
Preferred stock dividends	(0.11)	—	—

Net income to common stockholders	$0.11	$0.48	$0.69

Diluted earnings per common share:
Income before extraordinary item	$0.28	$0.45	$0.66
Extraordinary charge	(0.08)	—	—
Preferred stock dividends	(0.10)	—	—

Net income to common stockholders	$0.10	$0.45	$0.66

See accompanying notes.

ACCREDO HEALTH, INCORPORATED

Consolidated Statements of Stockholders’ Equity and

Mandatorily Redeemable Cumulative Preferred Stock
(000’s omitted, except share data)

								Mandatorily
								Redeemable
	Common		Common		Additional	Retained	Total	Cumulative
	Stock	Common	Stock	Subscription	Paid-In	Earnings	Stockholders’	Preferred
	Shares	Stock	Subscribed	Receivable	Capital	(Deficit)	Equity	Stock

Balance at June 30, 1998	12,578,822	$126	$204	$(204)	$13,969	$(1,294)	$12,801	$29,792
Issuance of common stock	7,844,625	78	(204)	204	51,470	—	51,548	—
Costs related to public offering	—	—	—	—	(1,849)	—	(1,849)	—
Accrued dividends on mandatorily redeemable cumulative preferred stock	—	—	—	—	(452)	(1,165)	(1,617)	1,617
Redemption of mandatorily redeemable cumulative preferred stock	—	—	—	—	—	—	—	(31,409)
Compensation resulting from stock transactions, net of income tax benefit	—	—	—	—	116	—	116	—
Net income	—	—	—	—	—	3,128	3,128	—

Balance at June 30, 1999	20,423,447	204	—	—	63,254	669	64,127	—
Issuance of common stock:
Exercise of stock options	630,721	6	—	—	1,093	—	1,099	—
Employee stock purchase plan	106,284	1	—	—	769	—	770	—
Tax benefit of disqualifying dispositions of stock options	—	—	—	—	1,536	—	1,536	—
Compensation resulting from stock transactions, net of income tax benefit	—	—	—	—	116	—	116	—
Net income	—	—	—	—	—	9,896	9,896	—

Balance at June 30, 2000	21,160,452	211	—	—	66,768	10,565	77,544	—
Issuance of common stock:
Public offering	4,140,000	41	—	—	88,886	—	88,927
Exercise of stock options	625,059	6	—	—	2,436	—	2,442	—
Employee stock purchase plan	28,721	1	—	—	651	—	652	—
Costs related to public offering					(605)		(605)
Tax benefit of disqualifying dispositions of stock options	—	—	—	—	2,839	—	2,839	—
Compensation resulting from stock transactions, net of income tax benefit	—	—	—	—	116	—	116	—
Net income	—	—	—	—	—	17,255	17,255	—

Balance at June 30, 2001	25,954,232	$259	$—	$—	$161,091	$27,820	$189,170	$—

See accompanying notes.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Years Ended June 30,

	1999	2000	2001

Operating activities:
Net income	$3,128	$9,896	$17,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,911	3,397	4,263
Original issue discount amortization	198	—	—
Extraordinary charge for early retirement of debt	2,000	—	—
Provision for losses on accounts receivable	4,739	6,117	6,131
Deferred income taxes	(969)	(1,158)	(872)
Compensation resulting from stock transactions	185	185	185
Tax benefit of disqualifying disposition of stock options	—	1,536	2,840
Minority interest in income of consolidated joint venture	—	177	692
Changes in operating assets and liabilities, net of effect from business acquisitions:
Patient receivables and other	(25,858)	(13,419)	(18,050)
Due from affiliates	(1,784)	(990)	(806)
Inventories	(7,796)	(11,950)	2,192
Prepaid expenses and other current assets	(49)	(406)	115
Recoverable income taxes	151	—	—
Accounts payable and accrued expenses	25,891	23,618	9,439
Income taxes payable	393	896	(218)

Net cash provided by operating activities	4,140	17,899	23,166
Investing activities:
Purchases of marketable securities	—	—	(13,500)
Proceeds from sales and maturities of marketable securities	—	—	11,500
Purchases of property and equipment	(1,511)	(4,452)	(2,635)
Business acquisitions and joint venture investments	(1,298)	(24,480)	(27,088)
Change in joint venture investments, net	(1,489)	(1,707)	(1,343)

Net cash used in investing activities	(4,298)	(30,639)	(33,066)
Financing activities:
Proceeds from (payment of) notes payable and line of credit	(18,116)	16,000	(37,200)
Redemption of preferred stock	(31,409)	—	—
Capitalized loan fees	(27)	—	—
Issuance of common stock	51,547	1,869	92,021
Payment of costs related to public offering	(1,382)	(467)	(605)

Net cash provided by financing activities	613	17,402	54,216
Increase in cash and cash equivalents	455	4,662	44,316
Cash and cash equivalents at beginning of year	5,087	5,542	10,204

Cash and cash equivalents at end of year	$5,542	$10,204	$54,520

Supplementary cash flow disclosures:
Income taxes paid	$3,731	$5,235	$9,593

Interest paid	$3,836	$2,529	$555

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

      The Company has designed its specialty services to focus primarily on biotechnology drugs that: (i) are used on a recurring basis to treat chronic, and potentially life threatening diseases; (ii) are expensive; (iii) are administered through injection; and (iv) require temperature control or other specialized handling as part of their distribution process. Currently, the Company provides specialized contract pharmacy and related services that address the needs of patients with the following diseases: Multiple Sclerosis, Gaucher Disease, hemophilia, growth hormone related disorders, primary immune deficiencies, auto-immune disorders, Crohn’s Disease, rheumatoid arthritis, and respiratory syncytial virus.

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

Concentrations of Risks

      The Company’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross patient accounts receivable consist of the following at June 30:

	2000	2001

Medicare	2%	2%
Medicaid	25%	21%

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company’s operations. The Company grants credit without collateral to its patients and payors.

      The Company derives a substantial portion of its revenue from the sale of drugs provided by a limited number of biopharmaceutical suppliers. The table below shows the concentration of the Company’s revenue derived from the sale of drugs provided by these suppliers for the years ended June 30:

	1999	2000	2001

Biogen	31%	37%	38%
Genzyme	37%	30%	23%
MedImmune	1%	1%	6%
Genentech	4%	4%	5%

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

	2000	2001

Goodwill	$74,096	$96,356
Accumulated amortization	(5,043)	(6,997)

	$69,053	$89,359

Other intangible assets	$5,028	$6,363
Accumulated amortization	(1,820)	(2,620)

	$3,208	$3,743

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Revenue Recognition

      Net patient revenues are from the sale of biopharmaceutical drugs to patients and are reported at the net amount billed to patients, third-party payors and others in the period the products are delivered. The Company has agreements with certain third-party payors that provide for payments to the Company at amounts discounted from its established rates.

      Approximately 18%, 18% and 19% of gross patient revenues for the years ended June 30, 1999, 2000 and 2001, respectively, is from participation in the Medicare and state-sponsored Medicaid programs.

      The Company from time to time enters into management contracts with Hemophilia Treatment Centers, Medical Centers and Joint Ventures in which the Company has an interest. Pursuant to these contracts, the Company will provide certain billing, pharmacy dispensing, inventory management, shipping, reimbursement, collection and other management services in exchange for fees that range from a reimbursement of the Company’s costs to a percentage of the managed entities billed charges, less contractual allowances. These agreements are for terms of up to five years and are usually cancelable on short notice. Revenue from the management contracts is recognized when the services are rendered and is included in other revenue.

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

3. Business Acquisitions

      On October 20, 1999, the Company acquired the majority of the operating assets of the specialty pharmacy businesses operated by certain affiliates of Home Medical of America, Inc. (“HMA”), a company engaged in the sale and distribution of blood clotting factors and growth hormone products. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $7,765,000. The Company also paid an additional $482,000 for a related earn-out payment based upon the achievement of certain revenue goals in the six-month period ended April 30, 2000, resulting in a total purchase price of $8,247,000. The total value of tangible assets acquired was $234,000 and no indebtedness was assumed. The excess of the total purchase price, including acquisition costs of $91,000, over the fair value of the tangible assets acquired was allocated as follows: $7,663,000 to goodwill, $300,000 to acquired patient relationships and $50,000 to other intangible assets. The Company also paid $500,000 as consideration for an agreement from HMA and certain of its other affiliates not to compete for a period of five years.

      The Company acquired all of the outstanding stock of Sunrise Health Management, Inc. (“Sunrise”) from its shareholders effective December 1, 1999. Sunrise is headquartered in Norcross, Georgia and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intravenous immunoglobulin (“IVIG”), clotting factor and growth hormone. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $13,724,000. The Company also paid an additional $1,000,000 for a related earn-out payment based upon the achievement of certain financial results for the six-month period ended May 31, 2000, resulting in a total purchase price of $14,724,000. Total assets acquired and liabilities assumed were $1,903,000 and $882,000, respectively. The excess of the total purchase price, including acquisition costs of $45,000, over the fair value of the net assets acquired of $1,021,000 was allocated as follows: $12,987,000 to goodwill, $646,000 to acquired patient relationships and $70,000 to other intangible assets. The Company also paid $500,000 as consideration for an agreement with the selling shareholders and a prior officer of Sunrise not to compete with the Company in certain product lines for a period of ten years.

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

      The Company acquired all of the outstanding stock of Pharmacare Resources, Inc. (“Pharmacare”) and its sister company, NCL Management, Inc. from its shareholders effective May 1, 2001. Pharmacare is headquartered in Elmsford, New York and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring intravenous immunoglobulin (“IVIG”). This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $25,074,000. In addition, the Company will make an earn-out payment of up to $6,475,000 if Pharmacare achieves certain financial results in the twelve-month period ended December 31, 2001. Total assets acquired and liabilities assumed were $3,659,000 and $1,030,000, respectively. The excess of the total purchase price, including acquisition costs of $63,000, over the fair value of the net assets acquired of $2,629,000 was allocated as follows: $21,767,000 to goodwill, $617,000 to acquired patient relationships and $61,000 to other intangible assets. The Company also paid $500,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for a period of six years.

      Any additional earn-out payments made under these purchase agreements will be treated as additional purchase cost and added to goodwill.

      The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The pro forma results of operations for the years ended June 30, 1999, 2000 and 2001, as if the 1999 and 2000 acquisitions had occurred on July 1, 1998, and the 2001 acquisition had occurred on July 1, 1999, are as follows (in thousands, except per share data):

	1999	2000	2001

Total revenues	$270,237	$372,191	$471,735
Income before extraordinary item	5,187	11,450	17,461
Net income	3,933	11,450	17,461
Net income per common share:
Basic	$.28	$.55	$.70
Diluted	$.25	$.52	$.67

4. Marketable Securities

      At June 30, 2001, all of the Company’s investments in marketable securities were investment-grade corporate debt instruments. The estimated fair value of the marketable securities approximated the amortized cost, which amounted to $16.5 million as of June 30, 2001 of which $14.5 million were classified as cash equivalents. All of the investments mature within one year from June 30, 2001. There were no marketable securities at June 30, 2000.

5. Property and Equipment

      Property and equipment consists of the following at June 30 (in thousands):

	2000	2001

Equipment	$4,638	$7,032
Furniture and fixtures	4,709	5,027

	9,347	12,059
Accumulated depreciation	(2,355)	(3,864)

	$6,992	$8,195

6. Notes Payable

      At June 30, 2001, the Company has a revolving line of credit agreement for up to $60 million with banks, which expires December 1, 2003. At June 30, 2001, the commitment under the line of credit agreement is $30,000,000. The Company may increase the commitment to $60,000,000 upon (i) 15 days written notice (ii) the payment of an additional commitment fee and (iii) delivery of a current compliance certificate demonstrating no event of default exists and will not exist following the increase in the commitment. Amounts outstanding under the line of credit bear interest at varying rates based upon a LIBOR or prime rate of interest at the periodic election of the Company, plus a variable margin rate based on the Company’s debt to cash flow ratio as defined by the banks. The combination of a variable rate margin and LIBOR base rate resulted in an effective rate of 8.15% at June 30, 2000. The line of credit is secured by substantially all assets of the Company. The bank’s security interest in a portion of the Company’s inventory is subordinate to the liens on that inventory under the terms of a security agreement between the Company and one of its vendors. The same vendor has a security interest in certain accounts receivable of the Company which is subordinate to the rights of the banks. At June 30, 2000, the balance outstanding under this line of credit was $37,000,000. There were no borrowings at June 30, 2001.

      The credit agreement contains financial covenants which require the Company to maintain certain levels of net worth, tangible net worth, working capital, debt to net worth and liquidity ratios. The credit agreement also restricts certain changes in management and ownership of the Company.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income tax expense (benefit) consists of the following for the years ended June 30 (in thousands):

	1999	2000	2001

Current:
Federal	$4,306	$6,634	$10,574
State	666	1,032	1,631

	4,972	7,666	12,205
Deferred:
Federal	(839)	(1,004)	(769)
State	(130)	(154)	(103)

	(969)	(1,158)	(872)

	$4,003	$6,508	$11,333

      The provision for income taxes differed from the amount computed by applying the statutory federal income tax rates for the years ended June 30 due to the following (in thousands):

	1999	2000	2001

Income tax expense at statutory rate	$2,851	$5,619	$10,006
State income tax expense, net of federal income tax benefit	354	577	992
Goodwill amortization	790	279	276
Other	8	33	59

Income tax expense	$4,003	$6,508	$11,333

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30 are as follows (in thousands):

	2000	2001

Deferred tax assets:
Accounts receivable reserves	$2,605	$4,010
Accrued expenses	378	545
Joint venture investments	47	49
Other	103	99

	3,133	4,703
Deferred tax liabilities:
Property and equipment	(303)	(330)
Intangible assets	(1,015)	(1,628)
Joint venture investments	(37)	(164)

	(1,355)	(2,122)

Net deferred tax assets	$1,778	$2,581

      Management has evaluated the need for a valuation allowance for the deferred tax assets and believes it is more likely than not that the assets will ultimately be realized through future taxable income from operations.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2002	$1,968
2003	2,080
2004	1,734
2005	1,730
2006	1,449
Thereafter	446

$9,407

      In connection with the acquisition of Pharmacare Resources, Inc. made during fiscal year 2001, the Company may be obligated to make up to $6,475,000 in earn-out payments during the next twelve months.

10. Investment in Joint Ventures

      Texas Health Pharmaceutical Resources, Teddy Bear Home Care/ Drug Therapies, Children’s Memorial Home Hemophilia Services, Childrens Home Services, Childrens Biotech Pharmacy Services, Childrens National Hemophilia Care and Specialized Pharmaceutical Services are partnerships in which the Company has a 50% ownership interest. Campus Home Health Care-Home Hemophilia is a limited liability company in which the Company had a 25% ownership interest (this entity was dissolved during the fiscal year ended June 30, 1999). The Company uses the equity method of accounting for these joint ventures. Amounts due from these joint ventures to the Company are classified as due from affiliates in the accompanying consolidated balance sheets. The portion of the Company’s retained earnings at June 30, 2000 and 2001 attributable to undistributed earnings of these joint ventures is $1,385,000 and $2,088,000, respectively.

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

      On October 1, 1999, the Company entered into a joint venture agreement with Children’s National Medical Center in Washington, DC, to market, sell, provide and distribute Synagis® and growth hormone and related services and supplies. The term of the joint venture is for a period of five years unless terminated at an earlier date pursuant to the terms of the agreement. Both companies contributed $40,000 in capital to the joint venture and will share equally in the assets, liabilities, profits and losses. In conjunction with the formation of this joint venture, the Company also entered into a management, service and sales agreement with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a management fee and the reimbursement of certain expenses.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On January 1, 2000, the Company entered into a joint venture agreement with Specialized Pharmaceutical Services, Inc. (“SPS”) to market, sell, provide and distribute intravenous immunoglobulin (“IVIG”) products and related services and supplies in thirteen northeastern and eastern states. The term of the joint venture is for a period of six years unless terminated at an earlier date pursuant to the terms of the agreement. The Company has contributed $200,000 to this joint venture and has committed to make an additional $300,000 capital contribution. The companies will share equally in the assets, liabilities, profits and losses of the joint venture. In conjunction with the formation of this joint venture, the Company entered into management, service and sales agreements with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a management fee and the reimbursement of certain expenses. The Company will also sell IVIG products to the joint venture.

      On August 15, 2000, the Company entered into a joint venture agreement with Children’s Hospital in Washington, DC, to market, sell, provide and distribute hemophilia clotting factor and related services and supplies. The term of the joint venture is for a period of five years unless terminated at an earlier date pursuant to the terms of the agreement. Both companies contributed $50,000 in capital to the joint venture and will share equally in the assets, liabilities, profits and losses. In conjunction with the formation of this joint venture, the Company also entered into a management, service and sales agreement with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a management fee and the reimbursement of certain expenses.

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

      Summary financial information for affiliated joint ventures (20 percent to 50 percent owned) accounted for by the equity method is as follows as of and for the years ended June 30 (in thousands):

	1999	2000	2001

Current assets	$8,519	$6,229	$8,753
Property and equipment and other assets	81	84	69
Current liabilities	3,101	3,130	4,114
Total revenues	17,512	20,637	23,359
Net income	3,866	4,057	2,315

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

12. Stockholders’ Equity

Common Stock

      In April 1999, the Company completed its initial public offering of 7,762,500 shares of common stock at an offering price of $7.11 per share. In connection with the offering, the Company’s majority shareholder exchanged 2,475,000 shares of the Company’s $.01 par value common stock for 2,475,000 shares of the Company’s $.01 par value non-voting common stock. The net proceeds from the offering were used to redeem the outstanding balance of the Series A redeemable cumulative preferred stock plus accrued dividends, repay the Company’s senior subordinated notes and reduce the balance of the outstanding revolving line of credit.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During fiscal year 2000, the shareholder converted the 2,475,000 shares of the Company’s $.01 par value non-voting common stock to 2,475,000 shares of the Company’s $.01 par value common stock.

      On August 17, 2000, the Company completed a stock offering of 3,600,000 shares of its common stock. An additional 540,000 shares of common stock were sold on September 12, 2000 pursuant to the exercise of the underwriters’ over-allotment option. All shares were issued at a price of $22.67 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, was $88.3 million.

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

Preferred Stock

      In April 1999, the Company’s Board of Directors and Stockholders authorized the establishment of a new class of undesignated preferred stock.

13. Employee Stock Purchase Plan

      In April 1999, the Company’s Board of Directors adopted and the stockholders approved the Accredo Health, Incorporated 1999 Employee Stock Purchase Plan (the ESPP). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of an offering period (usually consisting of a six-month period beginning January 1 or July 1) or the last day of an offering period, whichever is lower. The shares are purchased at the end of each period with funds withheld from employees’ pay during the period. A total of 303,750 shares of the Company’s common stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced on the effective date of the Company’s initial public offering in April 1999. There were 106,284 and 28,721 shares of common stock issued during the years ended June 30, 2000 and 2001, respectively, pursuant to this employee stock purchase plan.

14. Stock Option Plan

      The Company’s Amended and Restated Stock Option and Restricted Stock Purchase Plan authorizes the grant of options to selected employees, officers and directors for up to 2,171,250 shares of the Company’s common stock. As of June 30, 2001, options to purchase 2,070,036 shares of stock have been granted under this plan. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years of continued employment.

      The Company’s 1999 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 1,125,000 shares of the Company’s common stock. As of June 30, 2001, options to purchase 988,147 shares of stock have been granted under this plan under terms similar to those discussed above.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Pro forma information regarding net income is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the years ended June 30:

	1999	2000	2001

Risk-free interest rate	5.05% to 5.40%	5.81% to 6.59%	4.57% to 6.14%
Dividend yield	0%	0%	0%
Volatility factor	.50	.72	.70
Weighted-average expected life	4.47 years	3.19 years	4.0 years

      The Black-Scholes option model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended June 30 is as follows (in thousands, except share data):

	1999	2000	2001

Net income “as reported”	$3,128	$9,896	$17,255
Pro forma net income	$2,729	$8,784	$14,094
Pro forma basic earnings per share	$0.19	$0.42	$0.56
Pro forma diluted earnings per share	$0.18	$0.40	$0.54

      These pro forma disclosures are not necessarily representative of the effects of stock options on reported pro forma net income for future years.

      A summary of the Company’s stock option activity and related information for the periods ended June 30 follows:

	1999		2000		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	1,926,978	$1.62	2,101,678	$1.90	1,780,947	$3.97
Granted	196,075	4.56	334,294	12.92	746,393	28.10
Exercised	(5,625)	1.33	(630,716)	1.75	(625,067)	3.91
Forfeited	(15,750)	1.78	(24,309)	5.92	(105,498)	12.30

Outstanding at end of period	2,101,678	$1.90	1,780,947	$3.97	1,796,775	$13.52

Exercisable at end of year	912,942	$1.53	1,092,495	$3.13	973,029	$4.56

Weighted-average fair value of options granted during the year	$2.21		$6.68		$16.03

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise prices	Outstanding	Contractual	Exercise	Exercisable	Exercise
(150% increment)	at 6/30/01	Life	Price	at 6/30/01	Price

$ 1.33 – 1.33	629,537	5.0 years	$1.33	629,537	$1.33
2.67 – 2.67	234,941	6.6 years	2.67	175,476	2.67
7.11 – 7.11	29,930	7.8 years	7.11	7,389	7.11
12.89 – 13.06	182,085	8.4 years	12.91	93,127	12.90
23.25 – 33.73	720,282	9.4 years	28.14	67,500	27.75

$ 1.33 – 33.73	1,796,775	7.4 years	$13.52	973,029	$4.56

15. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share for the years ended June 30 (in thousands, except share data):

	1999	2000	2001

Numerator for basic and diluted income per share to common stockholders:
Income before extraordinary item	$4,382	$9,896	$17,255
Extraordinary item	(1,254)	—	—
Preferred stock dividends	(1,617)	—	—

Net income to common stockholders	$1,511	$9,896	$17,255

Denominator:
Denominator for basic income per share to common stockholders-weighted-average shares	14,252,707	20,764,780	24,994,496
Effect of dilutive stock options	1,395,208	1,410,048	1,131,033

Denominator for diluted income per share to common stockholders-adjusted weighted-average shares	15,647,915	22,174,828	26,125,529

Basic earnings per common share:
Income before extraordinary item	$0.31	$0.48	$0.69
Extraordinary item	(0.09)	—	—
Preferred stock dividends	(0.11)	—	—

Net income to common stockholders	$0.11	$0.48	$0.69

Diluted earnings per common share:
Income before extraordinary item	$0.28	$0.45	$0.66
Extraordinary item	(0.08)	—	—
Preferred stock dividends	(0.10)	—	—

Net income to common stockholders	$0.10	$0.45	$0.66

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Quarterly Financial Information (Unaudited)

      Quarterly financial information for the years ended June 30, 2000 and 2001, is summarized below (in thousands, except share data):

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$99,577	$113,870	$124,280	$124,413
Operating income	5,368	6,175	7,213	7,754
Income before income taxes	5,593	6,900	7,913	8,182
Net income	3,364	4,167	4,789	4,935
Basic earnings per common share:
Net income	0.15	0.16	0.19	0.19
Diluted earnings per common share:
Net income	0.14	0.16	0.18	0.18

	2000

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$76,871	$86,356	$91,392	$98,417
Operating income	3,625	4,316	5,186	5,590
Income before income taxes	3,273	3,884	4,472	4,775
Net income	1,968	2,349	2,732	2,847
Basic earnings per common share:
Net income	0.10	0.11	0.13	0.13
Diluted earnings per common share:
Net income	0.09	0.11	0.12	0.13

ACCREDO HEALTH, INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In Thousands)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
Description	Beginning of Period	Expenses	Accounts	Deductions		End of Period

Year ended June 30, 1999:
Allowance for doubtful accounts	$3,430	$4,739	$—	$2,869	(2)	$5,300
Year ended June 30, 2000:
Allowance for doubtful accounts	5,300	6,117	76 (1)	3,098	(2)	8,395
Year ended June 30, 2001:
Allowance for doubtful accounts	8,395	6,131	—	3,718	(2)	10,808

(1)	Allowance as a result of acquisitions
(2)	Uncollectible accounts written off, net of recoveries

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amended Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, State of Tennessee, on the 10th day of May, 2002.

ACCREDO HEALTH, INCORPORATED

By:	/s/ JOEL R. KIMBROUGH

Joel R. Kimbrough
Senior Vice President, Chief
Financial Officer and Treasurer

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

2.1	—	Stock Purchase Agreement, dated as of December 1, 1999, among Margo Grbinich-Hunt, Mark B. Epstein, Hemophilia Health Services, Inc. and Sunrise Health Management, Inc. (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K dated December 3, 1999 and filed December 16, 1999).
3.1	—	Amended and Restated Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File Number 333-62679)).
3.2	—	Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
3.3	—	Amended and Restated Bylaws of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File Number 333-62679)).
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.1	—	Accredo Health 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.2	—	Accredo Health 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.3	—	Nova Holdings, Inc. and its Subsidiaries Stock Option and Restricted Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.4	—	Registration Rights Agreement dated May 31, 1996 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.5	—	Amendment Number One to the Registration Rights Agreement dated October 27, 1997 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.6	—	Amendment Number Two to the Registration Rights Agreement dated July 24, 1998 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.7	—	Stock Purchase Agreement dated as of June 5, 1997 among Dianne R. Martz, A.B. Charlton, III, the Company and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.8	—	Non-Disclosure and Non-Compete Agreement dated as of June 5, 1997 by and among Horizon Health Systems, Inc., the Company and Dianne R. Martz (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.9	—	Grant Agreement dated as of June 5, 1997 by and between Kyle Callahan and the Company (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.10	—	Subscription and Restriction Agreement dated as of June 5, 1997 by and between the Company and Kyle Callahan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.11	—	Consulting and Transition Agreement dated as of June 5, 1997 by and between Dianne Martz and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.21 to our Registration Statement on Form S-1 (File Number 333-62679)).

Exhibit
Number		Description of Exhibits

10.12	—	Lease Agreement dated September 1, 1994 between Dianne Martz and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.23 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.13	—	Addendum to Lease Agreement dated September 1, 1994 amending the square footage of Premises and annual rental payments (incorporated by reference to Exhibit 10.24 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.14	—	Second Lease Amendment, dated May 25, 1999, between Dianne R. Griffith, as landlord, and Hemophilia Health Services, Inc. as tenant. (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).
10.15	—	Refunds Payable Escrow Agreement dated June 5, 1997 among First American National Bank, Nova Holdings, Inc. and Dianne Martz and A. B. Charlton, III (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.16	—	Loan and Security Agreement dated as of June 5, 1997 among Nova Holdings, Inc. and its Subsidiaries and NationsBank of Tennessee, N.A. and First Tennessee Bank National Association. (incorporated by reference to Exhibit 10.38 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.17	—	Amendment No. 1 Loan and Security Agreement dated as of August 28, 1998 among Nova Holdings, Inc., a Delaware corporation, and its Subsidiaries and NationsBank of Tennessee, N.A. and First Tennessee Bank National Association (incorporated by reference to Exhibit 10.56 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.18	—	Amendment No. 2 dated March 2, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and NationsBank, N.A. and First Tennessee Bank National Association and NationsBank, N.A. as Agent (incorporated by reference to Exhibit 10.66 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.19	—	Amendment No. 3 dated October 14, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A. and First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1999).
10.20	—	Amendment No. 4 dated December 3, 1999 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A. and First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.21	—	Amendment No. 5 dated July 7, 2000 to Loan and Security Agreement as amended on June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A. and First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.22	—	Amendment No. 6 dated as of January 1, 2001 to Loan and Security Agreement as amended dated as of June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A. and First Tennessee Bank National Association and Brown Brothers Harriman & Co. and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001).
10.23	—	Swing Line Note dated December 1, 1997 entered into by Nova Holdings, Inc. with NationsBank of Tennessee, N.A. (incorporated by reference to Exhibit 10.39 to our Registration Statement on Form S-1 (File Number 333-62679)).

Exhibit
Number		Description of Exhibits

10.24	—	ISDA Master Agreement dated August 7, 1997 between NationsBank of Tennessee, N.A. and Nova Holdings, Inc. (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.25	—	Loan Agreement dated November 24, 1998 between NationsBank, N.A. and Children’s Hemophilia Services, a California general partnership composed of Children’s Home Care, a California not-for-profit public benefit corporation and Horizon Health Systems, Inc., a Tennessee Corporation (incorporated by reference to Exhibit 10.57 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.26	—	Limited Guaranty dated November 24, 1998 between NationsBank, N.A. and Accredo Health, Incorporated (incorporated by reference to Exhibit 10.58 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.27	—	Promissory Note dated December 24, 1998 between NationsBank, N.A. and Children’s Hemophilia Services (incorporated by reference to Exhibit 10.59 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.28	—	Amended and Restated General Partnership Agreement of Children’s Hemophilia Services (incorporated by reference to Exhibit 10.61 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.29	—	Amendment Number One to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services and Restrictive Agreement dated January 5, 2000 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.30	—	First Amendment to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services dated June 30, 2000 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.31	—	Hemophilia Therapy Business Management, Services and Sales Agreement, dated November 10, 1998 between Horizon Health Systems, Inc., a Tennessee corporation, and Children’s Hemophilia Services, a California general partnership (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.32	—	Amended and Restated Contract for the Sale and Distribution of Genentech Human Growth Hormone effective as of April 8, 2000 by and between Genentech, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.33	—	Amended and Restated Distribution and Services Agreement effective as of January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.34	—	Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.35	—	Distribution and Services Agreement dated August 28, 1998 between Centocor, Inc. and its affiliates and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.65 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.36	—	Amendment No. 1 to Distribution and Service Agreement dated January 11, 1999 by and between Centocor, Inc. and its Affiliates and Nova Factor, Inc. (incorporated by reference to Exhibit 10.67 to our Registration Statement on Form S-1 (File Number 333-62679)).

Exhibit
Number		Description of Exhibits

10.37	—	Services Agreement, dated July 26, 1999, by and between Centocor, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.63 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).
10.38	—	Distribution Agreement, dated October 3, 2000, between MedImmune, Incorporated and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.39	—	Amended and Restated Distribution Agreement, dated January 1, 1998, by and between Nova Factor, Inc. and Genzyme Corporation (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).
10.40	—	Incentive Stock Option Agreement of David Stevens dated May 31, 1996 (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.41	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated May 31, 1996 (incorporated by reference to Exhibit 10.47 to our Registration Statement on Form S-1 (File Number 333-62679) ).
10.42	—	Incentive Stock Option Agreement of John R. Grow dated May 31, 1996 (incorporated by reference to Exhibit 10.48 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.43	—	Incentive Stock Option Agreement of Kyle Callahan dated September 3, 1997 (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.44	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated February 9, 1998 (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.45	—	Non-Qualified Stock Option Agreement of Ken Melkus dated February 9, 1998 (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.46	—	Incentive Stock Option Agreement of Kyle Callahan dated February 9, 1998 (incorporated by reference to Exhibit 10.52 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.47	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated April 30, 1998 (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.48	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated July 10, 1998 (incorporated by reference to Exhibit 10.55 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.49	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 10, 1999 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.50	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 10, 1999 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.51	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 10, 1999 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

Exhibit
Number		Description of Exhibits

10.52	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 10, 1999 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.53	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.54	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.55	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2000 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.56	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2000 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.57	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2000 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.58	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2000 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.59	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 16, 2000 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.60	—	Incentive Stock Option Agreement of David Stevens dated November 1, 2000 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.61	—	Incentive Stock Option Agreement of John R. Grow dated November 1, 2000 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.62	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated November 1, 2000 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.63	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated November 1, 2000 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.64	—	Incentive Stock Option Agreement of Kyle J. Callahan dated November 1, 2000 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.65	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and David D. Stevens (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.66	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and John R. Grow (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.67	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Joel R. Kimbrough (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

Exhibit
Number		Description of Exhibits

10.68	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Kyle J. Callahan (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.69	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Thomas W. Bell, Jr. (incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.70	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and David D. Stevens (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.71	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and John R. Grow (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.72	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and Joel R. Kimbrough (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.73	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and Kyle J. Callahan (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.74	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and Thomas W. Bell, Jr. (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.75	—	Amendment Number 7 dated as of June 1, 2001 to Loan and Security Agreement as Amended dated as of June 5, 1997 among Accredo Health, Incorporated and its Subsidiaries and Bank of America, N.A., First Tennessee Bank National Association and Brown Brother Harriman & Co. and Bank of America, N.A., as Agent (Filed with Annual Report on Form 10-K for the fiscal year ended June 30, 2001).
10.76	—	Amendment Number One to Amended and Restated Contract for the Sale and Distribution of Genentech Human Growth Hormone effective as of June 8, 2001 by and between Genentech, Inc. and Nova Factor, Inc. (The Company has requested confidential treatment with respect to certain portions of this Exhibit.) (Filed with Annual Report on Form 10-K for the fiscal year ended June 30, 2001).
21.1	—	Subsidiaries (Filed with Annual Report on Form 10-K for the fiscal year ended June 30, 2001).
23.1	—	Consent of Ernst & Young LLP
24.1	—	Power of Attorney (Filed with Annual Report on Form 10-K for the fiscal year ended June 30, 2001).