Form 10-Q/A
period 2001-09-30
ACCREDO HEALTH INC
filed 2002-05-10
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (Amendment No. 1)

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

                                EXPLANATORY NOTE

This form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 as filed on November 14, 2001. Accredo Health, Inc. (Accredo) jointly filed with Gentiva Health Services, Inc. (Gentiva) on February 8, 2002 a Form S-4 Registration Statement (as amended) pursuant to the pending acquisition by Accredo of substantially all of the assets of Gentiva's specialty pharmaceutical services business (SPS). As a part of its review of the Form S-4 Registration Statement, the SEC requested that Accredo make certain technical changes to this Form 10-Q as described below:

- The description "Patient service revenue" has been changed to "Patient revenue" throughout the filing to reflect the fact that Accredo derives revenue from the sale of products and not the sale of services.

- The description "Cost of services" has been changed to "Cost of sales" throughout the filing to reflect the fact that the costs associated with "Patient revenue" are for the sale of products and not the sale of services.

- The "Revenues" section in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended to reflect the fact that the growth in revenues is the result of volume growth with the addition of new patients and additional sales to existing patients.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                    Three Months Ended
                                                        September 30,
                                                 -----------------------

                                                    2001          2000
                                                 ---------      --------
Net patient revenue                              $ 122,295      $ 95,597
Other revenue                                        3,907         3,769
Equity in net income of joint ventures                 446           211
                                                 ---------      --------
Total revenues                                     126,648        99,577

Cost of sales                                      107,012        85,008
                                                 ---------      --------
Gross profit                                        19,636        14,569

General & administrative                             8,481         6,636
Bad debts                                            1,055         1,552
Depreciation and amortization                          691         1,013
                                                 ---------      --------
Income from operations                               9,409         5,368

Interest income, net                                   514           374
Minority interest in consolidated subsidiary          (319)         (149)
                                                 ---------      --------
Income before income taxes                           9,604         5,593

Provision for income taxes                           3,727         2,229
                                                 ---------      --------
Net income                                       $   5,877      $  3,364
                                                 =========      ========

Cash dividends declared on common stock          $      --      $     --
                                                 =========      ========
Earnings per share:
             Basic                               $    0.23      $   0.15
             Diluted                             $    0.22      $   0.14

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

REVENUES

Total revenues increased 27% from $99.6 million to $126.6 million from the three months ended September 30, 2000 to the three months ended September 30, 2001. Net patient revenues increased 28% from $95.6 million to $122.3 million from the three months ended September 30, 2000 to the three months ended September 30, 2001 as a result of volume growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease as a result of the addition of new patients and additional sales to existing patients. We also experienced increased sales of intravenous immunoglobulin ("IVIG") due to the acquisition of Pharmacare Resources, Inc. in May 2001 as well as same store growth of this product.

COST OF SALES

Cost of sales increased 26% from $85.0 million to $107.0 million from the three months ended September 30, 2000 to the three months ended September 30, 2001 which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 85.4% to 84.5% from the three months ended September 30, 2000 to the three months ended September 30, 2001 resulting in gross margins of 14.6% and 15.5% for the three months ended September 30, 2000 and 2001, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the three months ended September 30, 2001. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor and IVIG, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

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

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. For the fiscal years ended June 30, 2000 and 2001 and the quarter ended September 30, 2001, we estimate that approximately 18%, 19%, and 18% respectively of our gross patient revenues consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2000 and 2001 and the quarter ended September 30, 2001, we derived approximately 82%, 81% and 82% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 5%, 4% and 3%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare. In fiscal year 2001 and the quarter ended September 30, 2001, our private payor, Aetna, Inc. and affiliates accounted for approximately 15% of the Company's revenue.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         None



                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2002                        Accredo Health, Incorporated




                                        /s/ Joel R. Kimbrough
                                        ----------------------------------------
                                        Joel R. Kimbrough
                                        Senior Vice President, Chief
                                        Financial Officer and Treasurer