Form 10-Q/A
period 2001-12-31
ACCREDO HEALTH INC
filed 2002-05-10
CIK 1068887

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

EXPLANATORY NOTE

This form 10-Q/A amends the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001 as filed on February 14, 2002. Accredo Health, Inc. (Accredo) jointly filed with Gentiva Health Services, Inc. (Gentiva) on February 8, 2002 a Form S-4 Registration Statement (as amended) pursuant to the pending acquisition by Accredo of substantially all of the assets of Gentiva’s specialty pharmaceutical services business (SPS). As a part of its review of the Form S-4 Registration Statement, the SEC requested that Accredo make certain technical changes to this Form 10-Q as described below:

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,

	2001	2000	2001	2000

Net patient revenue	$277,845	$205,408	$155,550	$109,811
Other revenue	8,116	7,524	4,209	3,755
Equity in net income of joint ventures	873	514	427	303

Total revenues	286,834	213,446	160,186	113,869
Cost of sales	242,771	182,458	135,759	97,450

Gross profit	44,063	30,988	24,427	16,419
General & administrative	19,303	14,211	10,822	7,575
Bad debts	2,056	3,194	1,001	1,642
Depreciation and amortization	1,462	2,040	771	1,027

Income from operations	21,242	11,543	11,833	6,175
Interest income, net	800	1,256	286	882
Minority interest in consolidated subsidiary	(633)	(306)	(314)	(157)

Income before income taxes	21,409	12,493	11,805	6,900
Provision for income taxes	8,315	4,962	4,588	2,733

Net income	$13,094	$7,531	$7,217	$4,167

Cash dividends declared on common stock	$—	$—	$—	$—

Earnings per share:
Basic	$0.50	$0.31	$0.28	$0.16
Diluted	$0.49	$0.30	$0.27	$0.16

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

REVENUES

Total revenues increased 41% from $113.9 million to $160.2 million from the three months ended December 31, 2000 to the three months ended December 31, 2001. Net patient revenues increased 42% from $109.8 million to $155.6 million from the three months ended December 31, 2000 to the three months ended December 31, 2001 as a result of volume growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease as a result of the addition of new patients and additional sales to existing patients. We also experienced an increase in our seasonal drug SYNAGIS® for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Revenues from acquisitions, which consist primarily of the sales of hemophilia factor and intravenous immunoglobulin (“IVIG”), amounted to $8.8 million of the increase in the three months ended December 31, 2001.

COST OF SALES

Cost of sales increased from $97.5 million to $135.8 million, or 39%, from the three months ended December 31, 2000 to the three months ended December 31, 2001, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of sales decreased from 85.6% to 84.8% from the three months ended December 31, 2000 to the three months ended December 31, 2001 resulting in gross margins of 14.4% and 15.2% for the three months ended December 31, 2000 and 2001, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the three months ended December 31, 2001. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor and IVIG, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

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

SIX MONTHS ENDED DECEMBER 31, 2001 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2000

REVENUES

Total revenues increased 34% from $213.4 million to $286.8 million from the six months ended December 31, 2000 to the six months ended December 31, 2001. Net patient revenues increased 35% from $205.4 million to $277.8 million from the six months ended December 31, 2000 to the six months ended December 31, 2001 as a result of volume growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease as a result of the addition of new patients and additional sales to existing patients. We also experienced an increase in our seasonal drug SYNAGIS® for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Revenues from acquisitions, which consist primarily of the sales of hemophilia factor and IVIG, amounted to $13.7 million of the increase in the six months ended December 31, 2001.

COST OF SALES

Cost of sales increased from $182.5 million to $242.8 million, or 33%, from the six months ended December 31, 2000 to the six months ended December 31, 2001, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of sales decreased from 85.5% to 84.6% from the six months ended December 31, 2000 to the six months ended December 31, 2001 resulting in gross margins of 14.5% and 15.4% for the six months ended December 31, 2000 and 2001, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the six months ended December 31, 2001. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor and IVIG, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

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

     Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. For the fiscal years ended June 30, 2000 and 2001 and the six months ended December 31, 2001, we estimate that approximately 18%, 19%, and 19% respectively of our gross patient revenues consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Our business will suffer if we lose relationships with payors.

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2000 and 2001 and the six months ended December 31, 2001, we derived approximately 82%, 81% and 81% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 5%, 4% and 3%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare. In fiscal year 2001 and the six months ended December 31, 2001, our private payor, Aetna, Inc. and affiliates accounted for approximately 16% of the Company’s revenue.

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

May 10, 2002	/s/ Joel R. Kimbrough

Joel R. Kimbrough
Senior Vice President, Chief
Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description of Exhibits

Exhibit 10.1	Amendment to Amended and Restated Distribution and Services Agreement and Additional Services Agreement dated as of May 1, 2001 between Biogen, Inc. and Nova Factor, Inc. (The Company has requested confidential treatment with respect to certain portions of this Exhibit.) (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

Exhibit 10.2	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2001 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
Exhibit 10.3	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2001 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
Exhibit 10.4	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2001 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
Exhibit 10.5	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2001 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
Exhibit 10.6	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2001 (Filed with Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
Exhibit 10.7	Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health, Incorporated, Gentiva Health Services, Inc. and the Sellers named therein (incorporated by reference from Accredo Health, Incorporated’s Registration Statement on Form S-4 filed with the Commission on February 8, 2002)