Form 10-Q
period 2002-03-31
ACCREDO HEALTH INC
filed 2002-05-15
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO ________


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

Yes [ ]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            CLASS                  OUTSTANDING AT April 30, 2002

COMMON STOCK, $0.01 PAR VALUE ...            26,223,714
                                             ----------
TOTAL COMMON STOCK ..............            26,223,714
                                             ==========

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX

Part I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Statements of Income (unaudited)
             For the three months and nine months ended March 31, 2001 and 2002

         Condensed Consolidated Balance Sheets June 30, 2001 and March 31, 2002
             (unaudited)

         Condensed Consolidated Statements of Cash Flows (unaudited)
             For the nine months ended March 31, 2001 and 2002

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

Note: Items 1, 2, 3 and 4 of Part II are omitted because they are not applicable

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                           Nine Months Ended March 31,            Three Months Ended March 31,
                                                          -----------------------------           -----------------------------
                                                            2002                2001                2002                2001
                                                          ---------           ---------           ---------           ---------
Net patient revenue                                       $ 451,408           $ 325,814           $ 173,563           $ 120,406
Other revenue                                                12,478              11,075               4,362               3,551
Equity in net income of joint ventures                        1,445                 838                 572                 323
                                                          ---------           ---------           ---------           ---------
Total revenues                                              465,331             337,727             178,497             124,280

Cost of sales                                               391,766             289,320             148,995             106,861
                                                          ---------           ---------           ---------           ---------
Gross profit                                                 73,565              48,407              29,502              17,419

General & administrative                                     31,154              21,861              11,851               7,650
Bad debts                                                     3,826               4,729               1,770               1,535
Depreciation and amortization                                 2,369               3,061                 907               1,021
                                                          ---------           ---------           ---------           ---------
Income from operations                                       36,216              18,756              14,974               7,213

Interest income, net                                            838               2,126                  38                 870
Minority interest in consolidated subsidiary                   (966)               (476)               (333)               (170)
                                                          ---------           ---------           ---------           ---------
Income before income taxes                                   36,088              20,406              14,679               7,913

Provision for income taxes                                   14,006               8,086               5,691               3,124
                                                          ---------           ---------           ---------           ---------
Net income                                                $  22,082           $  12,320           $   8,988           $   4,789
                                                          =========           =========           =========           =========

Cash dividends declared on common stock                   $      --           $      --           $      --           $      --
                                                          =========           =========           =========           =========

Earnings per share:
    Basic                                                 $    0.85           $    0.50           $    0.34           $    0.19
    Diluted                                               $    0.82           $    0.48           $    0.33           $    0.18

     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                                 (Unaudited)
                                                                                  March 31,         June 30,
                                                                                     2002             2001
                                                                                  ----------        --------
ASSETS

Current assets:
        Cash and cash equivalents                                                 $  1,103          $ 54,520
        Marketable securities                                                        1,000             2,000
        Patient accounts receivable, less allowance for
            doubtful accounts of $12,815 at March 31, 2002
            and $10,808 at June 30, 2001                                           129,179            76,592
        Due from affiliates                                                          2,210             2,440
        Other accounts receivable                                                   16,013            13,275
        Inventories                                                                 61,342            30,711
        Prepaids and other current assets                                              702               537
        Deferred income taxes                                                        6,028             4,703
                                                                                  --------          --------
Total current assets                                                               217,577           185,138

Property and equipment, net                                                         11,317             8,195
Other assets:
        Joint venture investments                                                    4,114             2,809
        Goodwill and other intangible assets, net                                  136,322            93,102
                                                                                  --------          --------
Total assets                                                                      $369,330          $289,244
                                                                                  ========          ========


     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
             Accounts payable                                                     $136,304          $ 88,611
             Accrued expenses                                                        9,303             7,168
             Income taxes payable                                                    3,227             1,071
                                                                                  --------          --------
     Total current liabilities                                                     148,834            96,850

     Deferred income taxes                                                           3,481             2,122
     Minority interest in consolidated joint venture                                 1,567             1,102
     Stockholders' equity:
             Undesignated Preferred Stock, 5,000,000 shares
                 authorized, no shares issued                                           --                --
             Common Stock, $.01 par value; 50,000,000 shares authorized;
                 26,223,714 and 25,954,232 shares issued and outstanding
                 at March 31, 2002 and June 30, 2001, respectively                     262               259
             Additional paid-in capital                                            165,284           161,091
             Retained earnings                                                      49,902            27,820
                                                                                  --------          --------
     Total stockholders' equity                                                    215,448           189,170
                                                                                  --------          --------

     Total liabilities and stockholders' equity                                   $369,330          $289,244
                                                                                  ========          ========

     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                           March 31,
                                                                                    2002               2001
                                                                                  --------           --------
OPERATING ACTIVITIES:
Net income                                                                        $ 22,082           $ 12,320

Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization                                                2,369              3,061
        Provision for losses on accounts receivable                                  3,826              4,729
        Deferred income tax benefit                                                    (19)              (989)
        Compensation resulting from stock transactions                                 139                139
        Tax benefit of disqualifying disposition of stock options                    2,148              2,506
        Minority interest in income of consolidated joint venture                      966                476
Changes in operating assets and liabilities:
        Patient receivables and other                                              (49,333)           (16,969)
        Due from affiliates                                                            230             (1,628)
        Inventories                                                                (25,197)              (898)
        Prepaids and other current assets                                             (141)                89
        Accounts payable and accrued expenses                                       44,286              8,286
        Income taxes payable                                                         2,116               (649)
                                                                                  --------           --------
Net cash provided by operating activities                                            3,472             10,473

INVESTING ACTIVITIES:
Purchases of marketable securities                                                  (6,000)           (11,499)
Proceeds from maturities of marketable securities                                    7,000             10,000
Purchases of property and equipment                                                 (4,466)            (1,419)
Business acquisitions and joint venture investments                                (47,467)              (520)
Change in joint venture investments, net                                            (1,805)              (683)
                                                                                  --------           --------
Net cash used in investing activities                                              (52,738)            (4,121)

FINANCING ACTIVITIES:
Decrease in long-term notes payable                                                 (6,111)           (37,200)
Issuance of common stock                                                             1,960             91,225
Payment of costs related to public offerings                                            --               (583)
                                                                                  --------           --------
Net cash provided by (used in) financing activities                                 (4,151)            53,442
                                                                                  --------           --------

Increase (decrease) in cash and cash equivalents                                   (53,417)            59,794

Cash and cash equivalents at beginning of period                                    54,520             10,204
                                                                                  --------           --------
Cash and cash equivalents at end of period                                        $  1,103           $ 69,998
                                                                                  ========           ========

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                 MARCH 31, 2002

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the "Company" or "Accredo") have been included. Operating results for the three and nine-month periods ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002.

         The balance sheet at June 30, 2001 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2001 as amended by Form 10-K/A filed on May 10, 2002.

2.       PRIOR PERIOD ACQUISITIONS

         The Company acquired all of the outstanding stock of Pharmacare Resources, Inc. ("Pharmacare") and NCL Management, Inc. in May 2001 and BioPartners in Care, Inc. ("BioPartners") in December 2001. NCL Management was merged with Pharmacare in June 2001. The operating results of Pharmacare and BioPartners are included in the Company's consolidated statement of operations beginning in May and December 2001, respectively.

         Pro forma amounts for the nine months and three months ended March 31, 2002 and 2001, as if these acquisitions had occurred on July 1, 2000, are as follows:

                                               Nine Months Ended March 31,           Three Months Ended March 31,
                                               ----------------------------          ----------------------------
                                                  2002              2001               2002               2001
                                               ---------          ---------          ---------          ---------
Pro forma total revenues                       $ 483,127          $ 367,429          $ 178,497          $ 135,431
Pro forma net income                              22,562             12,157              8,988              5,097

Basic earnings per common share:
Pro forma net income                           $    0.87          $    0.49          $    0.34          $    0.20

Diluted earnings per common share:
Pro forma net income                           $    0.84          $    0.47          $    0.33          $    0.19

3.       PENDING ACQUISITION

         On January 2, 2002, the Company announced that it had entered into an agreement with Gentiva Health Services, Inc. ("Gentiva") to purchase the specialty pharmaceutical services ("SPS") business of Gentiva for $415,000,000, subject to adjustment as set forth in the asset purchase agreement. The purchase price is to be paid in an equal combination of cash and the Company's common stock, with the stock portion of the purchase price being subject to a price collar set forth in the asset purchase agreement. The acquisition is expected to close in the second quarter of 2002 and is contingent upon approval by the shareholders of each company and approval by the applicable federal regulatory agencies.

4.       STOCKHOLDERS' EQUITY

         During the quarter ended March 31, 2002, employees exercised stock options to acquire 139,690 shares of Accredo common stock at a weighted exercise price of $3.38 per share.

5.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data) :

                                                      Nine Months Ended March 31,           Three Months Ended March 31,
                                                     ------------------------------        ------------------------------
                                                         2002              2001               2002               2001
                                                     -----------        -----------        -----------        -----------
Numerator for basic and diluted income per
 share to common stockholders:
       Net income                                    $    22,082        $    12,320        $     8,988        $     4,789
                                                     ===========        ===========        ===========        ===========

Denominator:

       Denominator for basic income per
         share to common stockholders -
         weighted-average shares                      26,075,638         24,700,863         26,174,890         25,662,716
       Effect of dilutive stock options                  897,378          1,197,028            970,729          1,073,131
                                                     ===========        ===========        ===========        ===========

       Denominator for diluted income per
         share to common stockholders -
         adjusted weighted-average shares             26,973,016         25,897,891         27,145,619         26,735,847
                                                     ===========        ===========        ===========        ===========

Earnings per common share:

       Basic                                         $      0.85        $      0.50        $      0.34        $      0.19
       Diluted                                       $      0.82        $      0.48        $      0.33        $      0.18

6.       GOODWILL AND OTHER INTANGIBLE ASSETS

         On July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. The Company is providing transitional, pro-forma, disclosure in the table below for net income and earnings per share for the comparative prior periods as if SFAS No. 142 had also been adopted in those periods (in thousands, except for earnings-per-share amounts).

                                         Nine Months Ended March 31,   Three Months Ended March 31,
                                         ---------------------------   ----------------------------
                                            2002            2001           2002            2001
                                         ---------        ----------   ----------        ----------
Reported net income                       $ 22,082        $ 12,320        $ 8,988        $ 4,789
Add back: Goodwill amortization                 --           1,075             --            359
                                          --------        --------        -------        -------
Adjusted net income                       $ 22,082        $ 13,395        $ 8,988        $ 5,148
                                          ========        ========        =======        =======

Basic earnings per share:
Reported net income                       $   0.85        $   0.50        $  0.34        $  0.19
Goodwill amortization                           --            0.04             --           0.01
                                          --------        --------        -------        -------
Adjusted net income                       $   0.85        $   0.54        $  0.34        $  0.20
                                          ========        ========        =======        =======

Diluted earnings per share:
Reported net income                       $   0.82        $   0.48        $  0.33        $  0.18
Goodwill amortization                           --            0.04             --           0.01
                                          --------        --------        -------        -------
Adjusted net income                       $   0.82        $   0.52        $  0.33        $  0.19
                                          ========        ========        =======        =======

The impact of the adoption of SFAS No. 142 resulted in an increase in net income for the nine month and three month periods ended March 31,2002 of approximately $1,320,000 and $440,000, respectively and an increase in diluted earnings per share of approximately $0.05 and $0.016, respectively.

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

There may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors discussed below under the headings "Risk Factors" and "Risk Factors Relating to the Proposed Acquisition", as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, our relationships with the manufacturers whose drugs we handle, competitive or regulatory factors affecting the drugs we handle or their manufacturers, the demand for our services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

REVENUES

Total revenues increased 44% from $124.3 million to $178.5 million from the three months ended March 31, 2001 to the three months ended March 31, 2002. Net patient revenues increased 44% from $120.4 million to $173.6 million from the three months ended March 31, 2001 to the three months ended March 31, 2002. The increase in revenues is the result of volume growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease with the addition of new patients and additional sales to existing patients. We also experienced an increase in our seasonal drug SYNAGIS(R) for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Revenues from acquisitions, which consist primarily of sales of hemophilia factor and intravenous immunoglobulin ("IVIG"), amounted to $18.4 million of the increase in the three months ended March 31, 2002.

COST OF SALES

Cost of sales increased from $106.9 million to $149.0 million, or 39%, from the three months ended March 31, 2001 to the three months ended March 31, 2002, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of sales decreased from 86.0% to 83.5% from the three months ended March 31, 2001 to the three months ended March 31, 2002 resulting in gross margins of 14.0% and 16.5% for the three months ended March 31, 2001 and 2002, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the three months ended March 31, 2002. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor and IVIG, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $7.7 million to $11.9 million, or 55%, from the three months ended March 31, 2001 to the three months ended March 31, 2002. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs, the addition of office space and related furniture and fixtures to support the revenue growth and acquisitions. General and administrative expenses represented 6.2% and 6.6% of revenues for the three months ended March 31, 2001 and 2002, respectively.

BAD DEBTS

Bad debts increased from $1,535,000 to $1,770,000 from the three months ended March 31, 2001 to the three months ended March 31, 2002. As a percentage of revenues, bad debt expense decreased from 1.2% to 1.0% from the three months ended March 31, 2001 to the three months ended March 31, 2002. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by prescription card benefit plans is subject to much lower co-payment and deductible amounts (typically $10 to $15) resulting in lower bad debt.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $367,000 to $592,000 from the three months ended March 31, 2001 to the three months ended March 31, 2002 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense decreased from $654,000 to $315,000 from the three months ended March 31, 2001 to the three months ended March 31, 2002. The decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets during the first quarter of fiscal year 2002. The application of the non-amortization of goodwill provisions of the pronouncement resulted in a reduction in amortization expense of approximately $612,000 in the three months ended March 31, 2002.

INTEREST INCOME, NET

Interest income, net, decreased from $870,000 to $38,000 from the three months ended March 31, 2001 to the three months ended March 31, 2002. The decrease is due to a decrease in the average amount of cash invested during the quarter primarily as a result of cash used for acquisitions and a decrease in interest rates earned on investments.

INCOME TAX EXPENSE

The effective tax rate was 39.5% and 38.8% for the three months ended March 31, 2001 and 2002, respectively. The decrease in the effective tax rate is primarily due to the adoption of the non-amortization provisions of SFAS 142 discussed above. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

NINE MONTHS ENDED MARCH 31, 2002 COMPARED TO NINE MONTHS ENDED MARCH 31, 2001

REVENUES

Total revenues increased 38% from $337.7 million to $465.3 million from the nine months ended March 31, 2001 to the nine months ended March 31, 2002. Net patient revenues increased 39% from $325.8 million to $451.4 million from the nine months ended March 31, 2001 to the nine months ended March 31, 2002. The increase in revenues is the result of volume growth in all of our core products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher Disease with the addition of new patients and additional sales to existing patients. We also experienced an increase in our seasonal drug SYNAGIS(R) for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Revenues from acquisitions, which consist primarily of sales of hemophilia factor and IVIG, amounted to $32.1 million of the increase in the nine months ended March 31, 2002.

COST OF SALES

Cost of sales increased from $289.3 million to $391.8 million, or 35%, from the nine months ended March 31, 2001 to the nine months ended March 31, 2002, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of sales decreased from 85.7% to 84.2% from the nine months ended March 31, 2001 to the nine months ended March 31, 2002 resulting in gross margins of 14.3% and 15.8% for the nine months ended March 31, 2001 and 2002, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the nine months ended March 31, 2002. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor and IVIG, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased from $21.9 million to $31.2 million, or 42%, from the nine months ended March 31, 2001 to the nine months ended March 31, 2002. This increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs, the addition of office space and related furniture and fixtures to support the revenue growth and acquisitions. General and administrative expenses represented 6.5% and 6.7% of revenues for the nine months ended March 31, 2001 and 2002, respectively.

BAD DEBTS

Bad debts decreased from $4,729,000 to $3,826,000 from the nine months ended March 31, 2001 to the nine months ended March 31, 2002. As a percentage of revenues, bad debt expense decreased from 1.4% to .8% from the nine months ended March 31, 2001 to the nine months ended March 31, 2002. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by prescription card benefit plans is subject to much lower co-payment and deductible amounts (typically $10 to $15) resulting in lower bad debt.

DEPRECIATION AND AMORTIZATION

Depreciation expense increased from $1,115,000 to $1,552,000 from the nine months ended March 31, 2001 to the nine months ended March 31, 2002 as a result of purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense decreased from $1,946,000 to $817,000 from the nine months ended March 31, 2001 to the nine months ended March 31, 2002. The decrease is due to the adoption of SFAS 142, Goodwill and Other Intangible Assets during the first quarter of fiscal year 2002. The application of the non-amortization of goodwill provisions of the pronouncement resulted in a reduction in amortization expense of approximately $1,836,000 in the nine months ended March 31, 2002.

INTEREST INCOME, NET

Interest income, net, decreased from $2,126,000 to $838,000 from the nine months ended March 31, 2001 to the nine months ended March 31, 2002. The decrease is due to a decrease in the average amount of cash invested during the period as a result of cash used for acquisitions and a decrease in interest rates earned on investments.

INCOME TAX EXPENSE

The effective tax rate was 39.6% and 38.8% for the nine months ended March 31, 2001 and 2002, respectively. The decrease in the effective tax rate is primarily due to the adoption of the non-amortization provisions of SFAS 142 discussed above. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2002, our working capital was $68.7 million, cash and cash equivalents were $1.1 million, marketable securities were $1.0 million and the current ratio was 1.5 to 1.0.

Our net cash provided by operations was $3.5 million for the nine months ended March 31, 2002. During the nine months ended March 31, 2002, accounts receivable increased $45.6 million, inventories increased $25.2 million and accounts payable, accrued expenses and income taxes increased $46.4 million. These increases are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $52.7 million for the nine months ended March 31, 2002. Cash used in investing activities consisted of $37.5 million for the acquisition of BioPartners in Care, Inc., $6.3 million in earn out payments related to the acquisition of Pharmacare Resources, Inc., $.4 million in earn out payments related to Childrens' Hemophilia Services (an 80% owned joint venture), $3.2 million for costs related to the planned acquisition of the Specialty Pharmaceutical Services division of Gentiva Health Services, Inc., $4.5 million for purchases of property and equipment, $1.8 million of undistributed earnings from our joint ventures and less $1.0 million for net sales of marketable securities, which have an initial maturity date of greater than 90 days.

Net cash used in financing activities was $4.2 million for the nine months ended March 31, 2002. Net cash used in financing activities consisted of $6.1 million of repayments of debt assumed in the acquisition of BioPartners in Care, Inc. less $1.9 million from the proceeds of stock option exercises.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the fiscal years ending June 30, 2002 and 2003 will consist primarily of additional computer hardware, a fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal years 2002 and 2003 to be approximately $7.5 million and $10.0 million, respectively, exclusive of any acquisitions of businesses. We expect to fund these expenditures through cash provided by operating activities and/or borrowings under a revolving credit facility with our bank. In addition, in connection with an acquisition made in December 2001, we may be obligated to make up to $16 million in earn-out payments during the next twelve months.

We have a revolving credit facility under the terms of our existing credit agreement. The agreement has an initial commitment of $30 million. We may increase the commitment up to $60 million upon (i) 15 days written notice, (ii) the payment of an additional commitment fee and (iii) delivery of a current compliance certificate demonstrating no event of default exists and will not exist following the increase in the commitment. All outstanding principal and interest on loans made under the credit agreement is due and payable on December 1, 2003. There were no borrowings under the credit agreement as of March 31, 2002.

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

On January 2, 2002, we agreed to acquire substantially all of the assets of Gentiva Health Services, Inc.'s specialty pharmaceutical services business
(SPS). The terms of the asset purchase agreement provide that the purchase price to be paid to Gentiva is approximately $415 million, which is subject to adjustment as described in the agreement. The purchase price is payable 50% in cash and 50% in Accredo common stock. The number of shares of Accredo common stock to be issued will be equal to one-half of the purchase price divided by the average closing price for Accredo common stock for the 20 trading days ending on the second business day prior to the closing of the acquisition. However,

- if this average is greater than $41.00 per share, the number of shares to be issued will be equal to one-half of the purchase price divided by $41.00, or 5,060,976 (assuming no adjustment to the purchase price); or

- if this average is less than $31.00 per share, the number of shares to be issued will be equal to one-half of the purchase price divided by $31.00, or 6,693,548 (assuming no adjustment to the purchase price).

We are exploring alternatives regarding financing and raising capital for the cash portion of the purchase price, including borrowing funds or issuing additional securities. We may use a $275 million credit facility to finance the cash portion of the purchase price and to provide for working capital needs and other general corporate purposes. This credit facility would replace the existing revolving credit facility.

While we anticipate that our cash from operations, along with the short-term use of the existing revolving credit facility or the new credit facility described above will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months (assuming that cash collections and DSO rates from the SPS business, if acquired, remain at historical levels for that business), we expect that additional funds may be required in the future to successfully continue our growth beyond such period. We may be required to raise additional funds through sales of equity or debt securities or seek additional financing from financial institutions. There can be no assurance, however, that financing will be available on terms that are favorable to us or, if obtained, will be sufficient for our needs.

RISK FACTORS

You should carefully consider the risks and uncertainties we describe below before investing in Accredo. The risks and uncertainties described below are NOT the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect our company. [You should also review the risk factors specifically related to our proposed acquisition of the specialty pharmaceutical services business of Gentiva Health Services, Inc., which are included in Item 5 of this Form 10-Q.]

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

We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the periods indicated:

                                     NINE MONTHS                      FISCAL YEAR ENDED
                                        ENDED         -------------------------------------------------
                                   March 31, 2002     JUNE 30, 2001     JUNE 30, 2000     JUNE 30, 1999
                                   --------------     -------------     -------------     -------------
Biogen, Genzyme,
MedImmune and Genentech                  69%               72%               72%               73%

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

OUR ABILITY TO GROW COULD BE LIMITED IF WE DO NOT EXPAND OUR EXISTING BASE OF DRUGS OR IF WE LOSE PATIENTS.

         We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we currently sell are prescribed for Multiple Sclerosis, Gaucher Disease, Hemophilia and Autoimmune Disorders, Growth Hormone-Related Disorders, Respiratory Syncytial Virus and pulmonary arterial hypertension.

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

IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR CANCELLED, OUR BUSINESS COULD BE HARMED.

         We have significant relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 2000 and 2001 and the nine months ended March 31, 2002, we received approximately 12%, 4% and 4%, respectively, of our earnings before income taxes and extraordinary item from equity in the net income of unconsolidated joint ventures.

         We own 80% of one of our joint ventures with Children's Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 11% of our income before income taxes for the nine months ended March 31, 2002.

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

IF SOME OF THE DRUGS THAT WE PROVIDE LOSE THEIR "ORPHAN DRUG" STATUS, WE COULD FACE MORE COMPETITION.

         Our business could also be adversely affected by the expiration or challenge to the "orphan drug" status that has been granted by the FDA to some of the drugs that we handle. When the FDA grants "orphan drug" status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. The "orphan drug" status applicable to drugs that we handle expires as follows:

-        Cerezyme(R) expired May 2001;
-        AVONEX(R) expires May 2003; and
-        Tracleer(TM) expires October 2008.

         The loss of orphan drug status or approval of new drugs, notwithstanding orphan drug status, could result in competitive drugs entering the market, which could harm our business. For example, despite the orphan drug status of AVONEX(R), the FDA recently approved a competitive drug called Rebif, which we do not currently expect to handle.

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

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle. For the fiscal years ended June 30, 2000 and 2001 and the nine months ended March 31, 2002, we estimate that approximately 18%, 19%, and 20% respectively of our gross patient service revenues consisted of reimbursements from federal and state programs, excluding sales to private physicians whose ultimate payor is typically Medicare. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2000 and 2001 and the nine months ended March 31, 2002, we derived approximately 82%, 81% and 80% respectively of our gross patient service revenue from non-governmental payors (including self-pay), which included 5%, 4% and 3%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare. In fiscal year 2001 and the nine months ended March 31, 2002, one private payor, Aetna, Inc. and affiliates accounted for approximately 16% of the Company's revenue.

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

DISRUPTIONS IN COMMERCIAL ACTIVITIES SUCH AS THOSE FOLLOWING THE SEPTEMBER 2001 TERRORIST ATTACKS ON THE U.S. MAY ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, OUR ABILITY TO RAISE CAPITAL OR OUR FUTURE GROWTH.

         Our operations have been and could again be harmed by terrorist attacks on the U.S. For example, transportation systems and couriers that we rely upon to deliver our drugs have been and could again be disrupted, thereby causing a decrease in our revenues. In addition, we may experience a rise in operating costs, such as costs for transportation, courier services, insurance and security. We also may experience delays in payments from payors, which would harm our cash flow. The U.S. economy in general may be adversely affected by terrorist attacks or by any related outbreak of hostilities. Any such economic downturn could adversely impact our results of operations, impair our cost of or ability to raise debt or equity capital or impede our ability to continue growing our business.

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

WE COULD BE ADVERSELY AFFECTED BY AN IMPAIRMENT OF THE SIGNIFICANT AMOUNT OF GOODWILL ON OUR FINANCIAL STATEMENTS.

         Our formation and our acquisitions of Southern Health Systems, Inc., Hemophilia Health Services, Inc., Sunrise Health Management, Inc., Pharmacare Resources, Inc., NCL Management, Inc., BioPartners in Care, Inc. and the specialty pharmacy businesses of Home Medical of America, Inc. resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. We also expect to record a significant amount of goodwill from the proposed acquisition of the SPS business from Gentiva. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings.

         We are not presently aware of any persuasive evidence that any material portion of our goodwill will be impaired and written off against earnings. As of March 31, 2002, we had goodwill, net of accumulated amortization, of approximately $128.8 million, or 35% of total assets and 60% of stockholders' equity.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to the impact of financial market risk is currently not significant. our primary financial market risk exposure consists of interest rate risk related to interest income from our short term investments in money market and high quality short term debt securities with maturities of twelve months or less that we intend to hold to maturity. We have invested and expect to continue to invest a substantial portion of our excess cash in such securities. Generally, if the overall average return on such securities had decreased 10% from the average return during the nine months and quarter ended March 31, 2002, then our interest income would have decreased, and pre-tax income would have decreased approximately $84,000 and $4,000 respectively for those periods. This amount was determined by considering the impact of a hypothetical change in interest rates on our interest income. Actual changes in rates may differ from the hypothetical assumptions used in computing this exposure.

In prior periods, we have used derivative financial instruments to manage our exposure to rising interest rates on our variable-rate debt, primarily by entering into variable-to-fixed interest rate swap agreements. During the quarter, we did not have an outstanding balance on our revolving line of credit nor any outstanding interest rate swap agreements. Therefore, we did not have an exposure to financial market risk associated with our revolving line of credit or any derivative financial instruments during the quarter. However, we have accessed our revolving line of credit since the end of the quarter without entering into any variable-to-fixed interest rate swap agreements. Rising interest rates could expose us to financial market risk associated with any future outstanding debts on the line of credit that are not hedged by an interest rate swap agreement.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION.

         On January 2, 2002, the Company announced that it had entered into an agreement with Gentiva Health Services, Inc. to purchase the SPS business of Gentiva for $415,000,000, subject to adjustment as set forth in the asset purchase agreement. The purchase price is to be paid in an equal combination of cash and the Company's common stock, with the stock portion of the purchase price being subject to a price collar set forth in the asset purchase agreement. The acquisition is scheduled to close in the second quarter of 2002 and is contingent upon approval by the shareholders of each company and approval by the applicable federal regulatory agencies.

         Accredo proposes to acquire substantially all of the assets of the SPS business of Gentiva. The SPS business to be acquired by Accredo includes:

         - the distribution of drugs and other biological and pharmaceutical products and professional support services for individuals with chronic diseases, such as hemophilia, primary pulmonary hypertension, autoimmune deficiencies and growth disorders,

         - the administration of antibiotics, chemotherapy, nutrients and other medications for patients with acute or episodic disease states,

         - marketing and distribution services for pharmaceutical, biotechnology and medical service firms, and

         - clinical support services for pharmaceutical and biotechnology firms.

         Following the closing of the acquisition, Accredo intends to separate and reorganize the chronic and acute portions of the SPS business. While Gentiva treated IVIG, Synagis(R), Cerezyme(R) and growth hormone as part of its acute business, Accredo will consider these drugs as part of the chronic business which it will continue to operate. Excluding the drugs mentioned above, Accredo intends to assess strategic options for the portion of the SPS business which relates to the administration of medications for acute diseases because this business is inconsistent with Accredo's strategy and focus.

RISK FACTORS RELATED TO THE PROPOSED ACQUISITION

         You should carefully consider the risks and uncertainties associated with this transaction that we describe below before investing in Accredo. The risks and uncertainties described below are NOT the only risks and uncertainties that could develop regarding the proposed acquisition of the SPS business. other risks and uncertainties associated with this transaction that we have not predicted or evaluated could also affect our company. You should also review the risk factors related to Accredo's business generally, which are included in Item 2 of this Form 10-Q.

         If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment.

         IF ACCREDO'S PROPOSED ACQUISITION OF THE SPECIALTY SERVICES BUSINESS OF GENTIVA DOES NOT OCCUR, ACCREDO WILL NOT BENEFIT FROM THE EXPENSES IT HAS INCURRED IN THE PURSUIT OF THE ACQUISITION.

         Accredo's planned acquisition of the specialty services business, or SPS business, of Gentiva may not be completed. The asset purchase agreement may be terminated for material adverse effects in either Accredo or the SPS business, failure to obtain regulatory approvals, identified consents, and other reasons, many of which are beyond the control of Accredo or Gentiva. In the event of a termination of the asset purchase agreement because either Gentiva or Accredo has breached its representations, warranties, covenants or agreements, or because its stockholders have voted against the acquisition, the party in breach or whose stockholders voted against the transaction has agreed to pay the costs and expenses actually incurred in connection with the acquisition by the other party, up to an aggregate of $2.5 million. Accredo will have incurred substantial expenses, and may have to reimburse the costs and expenses of Gentiva, for which no ultimate benefit will have been received by Accredo.

         ACCREDO MAY INCUR ADDITIONAL DEBT WHICH MAY LIMIT ITS FINANCIAL FLEXIBILITY.

         Accredo is exploring its alternatives regarding financing and raising capital for the cash portion of the purchase price, including borrowing the funds or issuing additional securities. Accredo may incur an additional $227 million of indebtedness in order to consummate the acquisition of the SPS business. After giving effect to the acquisition of the SPS business, including the issuance of the stock consideration, if Accredo borrows the cash portion of the acquisition consideration, as of March 31, 2002, Accredo would have had approximately $227 million of total debt and a total debt to total capitalization ratio of 36%. Accredo may also incur additional debt in the future, including in connection with other acquisitions. While Accredo would also have additional assets and cash flow, the level of Accredo's debt could have several important effects on the company's future operations, including, among others:

         - A significant portion of Accredo's cash flow from operations will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes;

         - Covenants in Accredo's existing debt arrangements and anticipated covenants related to the debt that Accredo intends to incur to finance the cash portion of the acquisition consideration will require Accredo to meet financial tests, and may impose other limitations that may limit Accredo's flexibility in planning for and reacting to changes in its business, including possible acquisition opportunities;

         - Accredo's ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

         - Accredo may be at a competitive disadvantage to similar companies that have less debt; and

         - Accredo's vulnerability to adverse economic and industry conditions may increase.

         ACCREDO MAY ISSUE ADDITIONAL SECURITIES WHICH COULD DILUTE YOUR OWNERSHIP OF ACCREDO COMMON STOCK.

         Accredo may issue additional shares of common stock or other securities to finance the cash portion of the purchase price. In addition, Accredo may undertake additional transactions in the future to simplify and restructure its capital structure, which may include, as part of these efforts, additional issuances of equity securities in exchange for current indebtedness or indebtedness incurred in order to complete the acquisition. The issuance of additional shares of common stock or securities convertible into common stock may be dilutive to the holders of Accredo common stock.

         THE FAILURE TO INTEGRATE SUCCESSFULLY ACCREDO AND THE SPS BUSINESS ACQUIRED FROM GENTIVA MAY PREVENT ACCREDO FROM ACHIEVING THE ANTICIPATED POTENTIAL BENEFITS OF THE ACQUISITION AND MAY ADVERSELY AFFECT ACCREDO'S BUSINESS.

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

         ACCREDO MAY NOT BE ABLE TO BENEFIT FROM THE ACUTE PORTION OF THE SPS BUSINESS.

         Accredo has not historically distributed the drugs represented by the acute portion of the SPS business of Gentiva, except for IVIG, Synagis(R), Cerezyme(R) and growth hormone. Following the acquisition, Accredo will treat these four drugs as part of its chronic business, but otherwise Accredo does not intend to distribute the drugs represented by the acute portion of the SPS business. Accredo intends to assess strategic options related to the acute portion of the SPS business following the closing of the acquisition. Accredo may not be able to find an available or acceptable strategic alternative for the acute business, and may have to sell the business for less than its fair value or to shut down the acute business which could cause Accredo to incur additional expenses. For these reasons, Accredo has not assigned any value to the acute portion of the SPS business it is acquiring for financial purposes. In addition, Accredo's assessment of the strategic alternatives for the acute portion of the SPS business or the actions required to shut down the acute business could divert management time and company resources which could be better served elsewhere.

         FOLLOWING THE ACQUISITION OF THE SPS BUSINESS, GENTIVA MAY BE UNABLE TO INDEMNIFY ACCREDO FOR LIABILITIES.

         The asset purchase agreement provides that Gentiva will indemnify Accredo, after the sale of the SPS business, for losses suffered or incurred by Accredo and its affiliates arising from the retained liabilities of Gentiva, breaches of Gentiva's representations, warranties, covenants or agreements under the asset purchase agreement or agreements delivered pursuant thereto, failure to deliver good, valid and marketable title to the assets of the SPS business, and specified tax liabilities of Gentiva, including those related to Gentiva's split off from olsten Corporation. However, Gentiva may not be able to fulfill its indemnification obligations. Should any significant payment be required, Gentiva may not have sufficient funds and may not be able to obtain the funds to satisfy its potential indemnification obligations to Accredo. Accredo may suffer impairment of assets or have to bear a liability for which it is entitled to indemnification, but which it is unable to collect.

         ACCREDO'S COMMON STOCK PRICE MAY BE ADVERSELY AFFECTED BY FUTURE SALES OF ACCREDO COMMON STOCK.

         According to the terms of the asset purchase agreement, Accredo could be obligated to issue up to 6.7 million shares, plus additional shares for adjustments to the purchase price in accordance with the asset purchase agreement. Assuming the issuance of the 5.1 million shares based on the recent closing price of Accredo common stock, upon completion of the acquisition, Accredo will have outstanding approximately 31.3 million shares of common stock. The shares issued by Accredo are to be distributed to Gentiva stockholders following the acquisition, resulting in an increase of approximately 19.4% in the common stock available for resale on the market. The sale of these additional shares could result in downward pricing pressure on the Accredo common stock.

         PRODUCT SHORTAGES MAY CONTINUE TO ADVERSELY AFFECT REVENUE GROWTH.

         Gentiva has historically reported that its revenue growth was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia, as well as by Bayer Corporation's decision in 1999 to begin directly distributing Prolastin(R), an intravenous therapy used in the treatment of the hereditary disorder Alpha 1 Antirypsin Deficiency. These drugs affected by product shortages accounted for approximately 14% of the revenues of the SPS business for the year ended December 31, 2001. While Accredo considered these factors when evaluating the acquisition of the SPS business, continuing shortages of these products and new product shortages could materially and adversely affect Accredo's ability to grow revenues.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

         10.1 Employment Agreement dated as of January 7, 2002 between Accredo Health, Incorporated and Steve Fitzpatrick
         10.2 Employment Agreement dated as of January 21, 2002 between Accredo Health, Incorporated and Barbara H. Biehner

(b)      Reports on Form 8-K

         None

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 15, 2002                Accredo Health, Incorporated



                            /s/ David D. Stevens
                            --------------------
                            David D. Stevens
                            Chairman of the Board and
                            Chief Executive officer

                                  Exhibit Index


Exhibit
Number                        Description of Exhibits
-------                       -----------------------
10.1     Employment Agreement dated as of January 7, 2002 between Accredo
         Health, Incorporated and Steve Fitzpatrick

10.2     Employment Agreement dated as of January 21, 2002 between Accredo
         Health, Incorporated and Barbara H. Biehner