Form 10-K
period 2002-06-30
ACCREDO HEALTH INC
filed 2002-09-30
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002

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

Common Stock, $.01 par value

(Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      The aggregate market value of the voting stock held by non-affiliates of the Company was $1,174,900,500 as of September 23, 2002, based upon the closing price of such stock as reported on the Nasdaq National Market System (“Nasdaq Stock Market”) on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 31,514,233 shares of common stock, $.01 par value, outstanding at September 23, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Registrant’s Proxy Statement for its 2002 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

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

      We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors beginning on page 14 hereof, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, the demand for our services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, reliance on key payor relationships, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

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

Overview

      We are one of the largest providers of specialized pharmacy services in the United States. We provide these services on behalf of biopharmaceutical manufacturers to patients with chronic diseases, and we are paid for our products and services in two ways. We are paid for dispensing medications to patients similar to a typical retail pharmacy and we are also often paid by the manufacturer to provide additional services. Our services help simplify the difficult and often challenging medication process for patients with a chronic disease and help ensure that patients receive and take their medication as prescribed. Our services benefit biopharmaceutical manufacturers by accelerating patient acceptance of new drugs, facilitating patient compliance with the prescribed treatment, addressing difficult reimbursement issues and capturing valuable clinical information about a new drug’s effectiveness.

      Our services include specialized pharmacy services, clinical services, reimbursement services and delivery services. We provide overnight, temperature-controlled delivery of all drugs and supplies necessary for patients to self-administer their drug dosages safely and effectively in the privacy of their homes. Our pharmacists and customer service staff talk frequently with patients over the telephone, help them comply with prescribed treatment schedules and educate them about ways to manage their complex diseases more effectively. Our reimbursement specialists manage the complicated paperwork that is required to collect payment for the patient’s medication from insurance companies and managed care plans.

      We sell a limited number of drugs to our patients. We mainly focus our services on injectable drugs that:

•	are used on a recurring basis to treat chronic and potentially life-threatening diseases;

•	are expensive, with annual costs generally ranging from approximately $8,000 to $300,000 per patient;

•	are complex and clinically challenging with the potential for side effects or adverse reactions; and

•	require temperature control or other specialized handling.

      We have agreements with fourteen biopharmaceutical manufacturers to buy drugs and to provide varying degrees of specialized pharmacy services for our twenty primary product lines. Although most of our agreements that involve specialized pharmacy services are not exclusive, we generally are a recommended provider of the manufacturer’s drug to patients and physicians. These agreements also contain favorable pricing from the manufacturer and in many cases compensate us for our specialized services and provide for an annual review of our acquisition cost of drugs.

      We also buy drugs for our acute business which we intend to exit by December 31, 2002. These arrangements do not include requirements that we provide specialized pharmacy services.

      Accredo Health, Incorporated, was incorporated in Delaware in 1996. Our principal executive offices are located at 1640 Century Center Parkway, Suite 101, Memphis, Tennessee 38134. Our telephone number at that address is 901-385-3688.

Recent Events

      On June 13, 2002, we acquired substantially all of the assets of the Specialty Pharmaceuticals Services Division, or SPS business, of Gentiva Health Services, Inc. The aggregate purchase price paid was $462.3 million (including $12.2 million of acquisition related costs) and consisted of $215.6 million in cash and 5,060,976 shares of our common stock valued at $246.7 million. As part of the acquisition, we acquired 100% of the outstanding stock of three Gentiva subsidiaries that were engaged exclusively in the SPS business. We did not acquire Gentiva’s home health care services business.

      When operated by Gentiva, the SPS business incorporated both Gentiva’s chronic and acute businesses. Since our acquisition of the SPS business, we have not retained certain drugs for chronic diseases which are not related to our primary business. We have also reorganized the chronic and acute portions of the business. The acute business involves the administration of antibiotics, chemotherapy, nutrients and other prescription drugs that require mixing using aseptic techniques and a laminar hood, and are for patients with acute or episodic diseases. We view the acute business as inconsistent with our strategy and focus, and we are pursuing strategic options for the acute portion of the SPS business and we intend to exit this acute business by December 31, 2002.

Services

      We offer the following products and services:

      Sale and Delivery of Drugs. We sell and provide timely delivery of drugs and ancillary supplies directly to the patient or the patient’s physician in packaging specially designed to maintain appropriate temperatures. The package typically contains all of the supplies required for administration in the patient’s home or in other alternate sites. Substantially all products are shipped from our three primary pharmacy locations in Memphis, Nashville, Tennessee and Pittsburgh, Pennsylvania. We also maintain over 27 satellite pharmacy locations across the United States. We ship our products primarily via FedEx.

      Specialized Pharmacy Services. We offer customized services to biopharmaceutical manufacturers designed to meet specific needs that arise at various stages in the life cycles of their products.

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

      Results of our interaction with patients, which is primarily via telephone, are coded to protect privacy and tracked to compile valuable information, including side effects, drug interactions, administration problems, supply issues, physician prescription habits and reasons for therapy discontinuation and non-compliance.

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

      Clinical Services. We work with the patient and the patient’s physician to implement the prescribed plan of care. Each patient is assigned to a team consisting of a pharmacist, a customer service representative and a reimbursement specialist, and with certain therapies, a Registered Nurse. Generally, each patient’s team members specialize only in that patient’s disease and work only with payors and providers in that patient’s geographic region. In helping to implement the prescribed plan of care; we:

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

Disease Markets and Related Products

      Many of the biopharmaceutical drugs that we sell, including growth hormones, IVIG and other blood-related products, are available from multiple sources. Currently, we sell and provide our specialty services primarily with respect to twenty products. The drugs we sell with respect to seven core disease markets account for over 85% of our revenues. These seven disease markets and the drugs that we sell to service these markets are described below.

      With respect to drugs that we sell for our seven core disease markets, Synagis®, Ceredase® and Cerezyme® are only available from single sources. We have also agreed with Biogen to not sell drugs that compete with AVONEX® for the treatment of Multiple Sclerosis. There are other drugs that we do not sell that are similar to or that compete with some of the other drugs that we sell.

      Pulmonary Arterial Hypertension. Pulmonary Arterial Hypertension (PAH) is a chronic pulmonary disease for which there is no known cure. Patients with this disease experience an increase in pulmonary artery pressure that results in symptoms such as dyspnea, angina, palpitations and syncope. Generally, PAH impacts adults between the ages of 20 and 40. It is estimated that 1 to 2 out of every 1 million Americans will develop Primary Pulmonary Hypertension, a common form of PAH, and approximately 400 persons per year in the United States will be diagnosed with some form of PAH. Once diagnosed, PAH patients receive therapy for the remainder of their lifetime or until they receive a lung transplant. This disease is treated with one, or a combination, of the following three products:

•	Flolan®, which is an epoprosternol sodium product manufactured by GlaxoSmithKline;

•	Tracleer™, which is a bosentan product manufactured by Actelion Pharmaceuticals, Ltd.; and

•	Remodulin®, which is a treprostinil sodium product manufactured by United Therapeutics Corporation.

      We have agreements with GlaxoSmithKline for the sale of Flolan®, United Therapeutics Corporation for the sale of Remodulin®, and Actelion Pharmaceuticals U.S., Inc. for the sale of TracleerTM. These Agreements have multiple year terms, may be terminated without cause on 90 to 365 days prior notice and obligate us to provide varying degrees of specialized services. We are the only specialized pharmacy that offers all three FDA approved treatment options for PAH patients.

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

      Many hemophilia patients contracted hepatitis or human immunodeficiency virus, commonly known as HIV, as a result of contaminated blood derivative therapies they received prior to the mid-1980’s. It is estimated that approximately one-half of the hemophilia population who received anti-hemophilic factor prior to the mid-1980’s was exposed to HIV and is at risk of developing acquired immune deficiency syndrome, commonly known as AIDS. We offer medications used in treating AIDS as a convenience to our hemophilia patients that have contracted HIV. In the early 1990’s, recombinant clotting factor, a biotechnological alternative to plasma-derived factor, was introduced and to date has proved to be as effective as the blood-derived products with virtually no risk of viral transmission. Current utilization reflects increased use of recombinant and monoclonal products by physicians because of the advantages of increased purity. However, issues related to the development of inhibitors, or antibodies that neutralize the infused factor products and prevent clotting, may slow the increase in utilization rates of these products.

      There are currently six major suppliers of FDA-approved products used for treating hemophilia. We purchase products from all six suppliers. Historically, no supplier has been responsible for a majority of our hemophilia product purchases. However, due to product shortages, the majority of our hemophilia product was purchased in the fiscal year ended June 30, 2002 from Baxter Healthcare Corporation.

      We have entered into a Hemophilia Product Volume Commitment Agreement with Baxter Healthcare Corporation naming us as a non-exclusive Hemophilia Specialty Pharmacy Provider of hemophilia products to home care patients in the United States and Puerto Rico. The agreement provides for minimum purchase commitments by us and our acquisition cost of the drugs is based upon the volume of product purchased by us. The agreement expires December 31, 2004, but will remain in effect for successive two (2) year terms unless terminated by either party. The agreement may be terminated upon notice given six (6) months prior to the expiration of the term and may also be terminated by either party for cause upon thirty (30) days prior written notice and opportunity to cure. If Baxter undertakes to sell or distribute hemophilia products directly to home care patients, we have the right to terminate the agreement upon written notice.

      Multiple Sclerosis. Multiple Sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing Multiple Sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flare-ups of the disease. Industry sources estimate that Multiple Sclerosis affects between 250,000 and 350,000 people in the United States, approximately two-thirds of whom are women. Disease onset typically occurs in young adults between the ages of 20 and 40. Of the patients diagnosed with Multiple Sclerosis in the United States, about 90% of patients initially have relapsing Multiple Sclerosis and about half of those patients go on to develop a progressive form of the disease. About 10% of patients exhibit a progressive form of the disease at onset. Industry sources estimate that of the persons currently affected by Multiple Sclerosis in the United States, approximately 50% have a relapsing form of the disease, and approximately 50% have a progressive form. There are currently four FDA-approved products used for treating relapsing Multiple Sclerosis:

•	AVONEX®, which is manufactured by Biogen, Inc.;

•	Betaseron®, which is manufactured by Chiron Corporation; and

•	Copaxone®, which is manufactured by Teva Pharmaceutical Industries Limited.

•	Rebif®, which is manufactured by Serono, S.A..

      AVONEX®, which is generally administered via a single intramuscular injection once per week, is used by a majority of such patients in the United States currently on drug therapy.

      Effective January 2000, we entered into amended and restated agreements with Biogen for a three year term pursuant to which we dispense AVONEX® and provide various services and information to Biogen. These agreements were amended and restated effective September 1, 2002. The new agreements are for a term ending December 31, 2005. Our agreements with Biogen are terminable by either party for any reason with 90 days prior notice. In addition, our agreements provide that as long as we are the only preferred home delivery service provider approved by Biogen (other than providers to Medicaid patients in some states), we may not, without Biogen’s approval, sell any products that compete with AVONEX® for the treatment of Multiple Sclerosis. We do not have exclusive rights to sell AVONEX®, and Biogen has reserved the right under our agreement to sell AVONEX® directly or to appoint other providers of home delivery pharmacy services for AVONEX®, but any such action would eliminate our exclusivity obligations.

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

      We have a longstanding relationship with Genzyme relating to Ceredase® and Cerezyme®. Ceredase® and Cerezyme® are administered by intravenous infusion. Dosing frequencies vary, but a typical dosing regimen involves administration once every two weeks. Pursuant to our current agreement with Genzyme, we dispense Ceredase® and Cerezyme® in the United States and provide various information and other services to Genzyme. The pricing of Ceredase® and Cerezyme® under our agreement with Genyzme, as well as the scope and pricing of services that we provide, are subject to periodic adjustment. Our agreement with Genzyme automatically renews on an annual basis unless either party provides 90 days prior notice of non-renewal, and is terminable by either party for any reason with 60 days prior notice. In addition, the agreement provides that, during the term of the agreement and for a period of five years after its termination, we may not sell any prescription drug for the treatment of Gaucher Disease other than Ceredase® and Cerezyme®. We do not have exclusive rights to sell Ceredase® or Cerezyme®. Genzyme has reserved the right under the agreement to sell these products directly or to appoint other distributors of these products.

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

      We have purchasing relationships with all five manufacturers of growth hormone products used in the United States, including a longstanding relationship with Genentech. Typically, patients or family members administer growth hormone products at home without the presence of a nurse. Most growth hormone products require administration by injection several times per week, and in some cases daily. In contrast, Nutropin Depot™ may be administered as infrequently as monthly or bi-monthly. We have entered into an amended and restated national distribution agreement with Genentech in which we also provide compliance programs, nursing coordination, various information and other services relating to Genentech’s human growth hormone products, Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™ in the United States. The pricing of Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™ under the distribution agreement, as well as the scope and pricing of the services provided by us, are subject to adjustment depending on the Company meeting certain performance criteria. The distribution agreement has a term expiring December 31, 2002. The agreement may be terminated by Genentech upon a change of control of Nova Factor and may be terminated by either party for cause following a 60-day right to cure or in the event of bankruptcy, insolvency or similar events affecting the other party. We do not have exclusive rights to distribute Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™. Genentech has reserved the right under our agreement to sell these drugs directly or to appoint other distributors of these drugs.

      Autoimmune Disorder. Autoimmune disorders describe a group of chronic diseases in which the body treats its own tissues or cells as if they were foreign substances and produces antibodies to attack and destroy those tissues or cells. Most autoimmune disorders currently are incurable and tend to become progressively severe. Various therapies, including intravenous immunoglobin, (IVIG), are administered to minimize the effects of autoimmune disorders and the severity of their associated symptoms. Although typically administered via infusion in a hospital or physician’s office, IVIG can be administered at home by patients who require repeated treatment.

      Prior to October 1999, we did not offer IVIG products on a retail basis. In an effort to improve the overall effectiveness of a patient’s medication, many physicians prescribe IVIG in combination with existing drug therapies to treat chronic diseases such as Multiple Sclerosis and rheumatoid arthritis. This trend contributed to our decision to make two acquisitions in fiscal year 2000 through which we gained access to the retail IVIG market. We subsequently acquired two other IVIG distributors in May 2001 and December 2001. Because IVIG is collected and processed from human donors, the IVIG product market can be somewhat limited by supply constraints. We have supply contracts with all five major suppliers of IVIG in the United States. Historically, no supplier is responsible for a majority of our IVIG product purchases.

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

      Synagis® (palivizumab), a drug manufactured by MedImmune, Inc. has been shown to significantly reduce RSV hospitalizations in pediatric patients at risk of the disease. Clinical studies have shown that preventive treatment with Synagis® was associated with a 55% reduction in overall hospitalizations due to RSV. Physicians prescribe Synagis® to immunize infants who are at high risk for serious lung impairment. Synagis® is typically administered by intramuscular injection once a month over a six month period.

      Respiratory syncytial virus is seasonal, with the disease striking primarily during the period of October through April. We renewed our relationship with MedImmune for the 2001-2002 respiratory syncytial virus season by executing a new distribution agreement on October 1, 2001. The distribution agreement with MedImmune renews on an annual basis upon the mutual consent of the parties and is terminable by either party for any reason on 30 days notice. We do not have the exclusive right to sell Synagis®, although we were the national preferred assignment of benefits distributor of the drug for the 2001-2002 respiratory syncytial virus season. We have recently renewed our agreement with MedImmune to continue as the national preferred assignment of benefits distributor for the 2002-2003 season.

Suppliers

      We primarily dispense, growth hormones, IVIG and other blood-related products, and the drugs obtained from the following sources:

•	Actelion Pharmaceuticals U.S., Inc., with respect to Tracleer™;

•	Allergan, Inc., with respect to Botox®;

•	Aventis, with respect to Lovenox®, Rilutek® and Oncaspar®;

•	Bio-Technology General Corp., with respect to Delatestryl® and Oxandrin®;

•	Biogen, Inc., with respect to AVONEX®;

•	Centocor, Inc., with respect to Remicade®;

•	Enzon, Inc., with respect to Adagen®;

•	Genzyme Corporation, with respect to Ceredase® and Cerezyme®;

•	GlaxoSmithKline, with respect to Flolan®;

•	Immunex Corporation, with respect to Enbrel®;

•	InterMune, Inc., with respect to ActImmune®;

•	MedImmune, Inc. with respect to Synagis®;

•	Rare Disease Therapeutics, Inc., with respect to Orfadin®; and

•	United Therapeutics Corporation, with respect to Remodulin®.

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

      We have supply relationships with all six major suppliers of clotting factor and all five major suppliers of IVIG in the United States, and historically no supplier has been responsible for a majority of our hemophilia or IVIG product purchases. However, due to product shortages, the majority of our hemophilia product was purchased for the year ended June 30, 2002 from Baxter Healthcare Corporation.

Relationships with Medical Centers

      At June 30, 2002, we had joint ventures with four medical centers (or their affiliates):

•	Children’s Home Care located in Los Angeles, California;

•	Alternative Care Systems, Inc. located in Dallas, Texas;

•	Cook Children’s Home Health located in Ft. Worth, Texas;

•	Children’s Hospital located in Washington D.C.

      In our typical joint venture arrangement, we and the medical center (or its affiliate) form a joint venture entity to which we provide specialized pharmacy services. Under the terms of the joint venture agreement, we manage the sales, marketing, and provision of specialty pharmacy services in exchange for a monthly management fee and the reimbursement of some expenses. We share in the profits and losses of the joint venture entity with the medical center in proportion to our respective capital contributions and receive a management fee for our management services. The agreements generally have initial terms of between one and five years and contain restrictive covenants and rights of first refusal.

      In addition to joint venture relationships, we have entered into management agreements with other childrens hospitals and adult medical centers (or their affiliates) to provide specialized pharmacy services.

      Under our management agreements, we provide goods and services used in the hospitals’ or joint ventures’ specialized pharmacy business, including drugs and related supplies, patient education, clinical consultation, and reimbursement services. While the payment terms under such management agreements may vary, we are generally reimbursed for our costs and are paid a monthly management fee generally calculated as a percentage of revenues. These agreements usually have terms of between one and five years and are terminable by either party, with or without cause, with between one and twelve months prior notice. See “Risk Factors — If our relationships with some medical centers are disrupted, our business could be harmed.”

Payors

      The following table sets forth the approximate percentages of the Company’s gross patient revenue attributable to various payor categories for the fiscal years ended June 30, 2000, 2001 and 2002. This table reflects the acquisition of the SPS business only since June 14, 2002. The percentage of the SPS business reimbursed by Medicare and Medicaid was higher than the comparable percentage of Accredo’s business. Therefore, we anticipate that our future payor mix will reflect an increase in the percentage of revenue attributable to Medicare and Medicaid and a decrease in the percentage of revenue attributable to private payors.

	Year Ended	Year Ended	Year Ended
	June 30, 2000	June 30, 2001	June 30, 2002(2)

Private payors (including self pay)(1)	82%	81%	79%
Medicaid and other state programs	16%	17%	19%
Medicare and other federal programs	2%	2%	2%

Total	100%	100%	100%

(1)	Includes sales to private physician practices, whose ultimate payor is typically Medicare, which accounted for approximately 5%, 4% and 3% of gross patient revenue, respectively, for the fiscal years ended June 30, 2000, 2001 and 2002.

(2)	Excludes acute business operated by our SPS business.

      In fiscal year 2002, Aetna, Inc. and its affiliates (“Aetna”) accounted for approximately 15% of the Company’s revenue. The Company entered into a Specialty Pharmacy Mail Service Vendor Agreement with Aetna effective May 1, 2000. Our Agreement has an initial term of three years ending April 30, 2003 and renews on an annual basis thereafter. Either party may terminate the Agreement on 90 days notice. Except for Aetna, no private payor accounted for 10% or more of the Company’s revenue and due to the SPS acquisition, we anticipate that Aetna will account for less than 10% of our revenues in the future.

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

      We derive a significant portion of our revenue from governmental programs such as Medicare and Medicaid. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. According to a Kaiser Family Foundation report released on September 19, 2002, 45 states reported they took actions to decrease Medicaid spending on 2002, and 41 reported they would take additional actions to decrease Medicaid spending in 2003.

      Federal and state proposals are pending that would impose further limitations on governmental payments and that could increase patient co-payments and deductibles. Many government payors, including Medicare and Medicaid, pay us directly or indirectly at the drug’s average wholesale price (AWP) or at a percentage off AWP. The Department of Health and Human Services, Office of Inspector General (OIG) has raised concerns since 1992 about how certain manufacturers have established AWP for certain Medicare covered drugs. Federal and state agencies continue to examine perceived discrepancies between reported AWP of drugs and the actual manufacturers selling price.

      In February 2000, First DataBank, Inc., which reports AWP to Medicaid programs, announced that it will report based on market prices rather than prices submitted by manufacturers. As a result, a number of state Medicaid agencies have lowered the amount of reimbursement that they pay for certain drugs, including clotting factor. Medicare also announced that it would implement lower prices for certain drugs effective October 1, 2000. The proposal to include clotting factor and cancer drugs in the lower Medicare pricing was withdrawn.

      In September 2001, the OIG issued a report titled “Medicaid’s Use of Revised Average Wholesale Prices,” which in part summarized the results of a joint investigation conducted by the United States Department of Justice and the National Association of Medicaid Control Fraud Units of actual wholesale pricing data for 51 drugs. The report concluded the current method of determining AWP was “fundamentally flawed.” In response to this report, the Centers for Medicare and Medicaid Services (CMMS) indicated it would continue to look for administrative and legislative solutions to the problem of accurately determining AWP. Information from this report regarding lower calculations of AWP was made available to First DataBank, and at least thirty states have implemented these new calculations in whole or in part in their reimbursement methodologies. On September 16, 2002, the OIG revised its August, 2001 report entitled “Medicaid Pharmacy — Actual Acquisition Costs of Brand Name Prescription Drug Products”. In its revised report, OIG estimates that pharmacies receive an average 17% discount on drugs purchased from wholesalers. We expect that these developments will reduce prices and margins on some of the drugs that we distribute.

      There has been an increase in the number of suits instituted by private consumer groups against drug manufacturers over prescription drug pricing. In December 2001, the Prescription Access Litigation Project, or PAL, a coalition of consumer groups, filed suit in Boston, Massachusetts, against 28 drug manufacturers alleging, in part, fraud through manipulating the AWP. The eventual effect of such suits, if any, on the AWP is unknown.

      Recently, several proposals have been made in Congress to enlarge prescription drug coverage. The U.S. Congress has also been studying the accuracy of average wholesale prices as an appropriate benchmark for setting rates of reimbursement. In September, 2002, the Bush administration proposed deep reductions in Medicare payments for a wide range of drugs provided as outpatient services by Hospitals. Among the drugs included in this proposal are AVONEX®, Remicade® and hemophilia products. We are not directly affected by this proposal as Medicare only reimburses for AVONEX® and Remicade® dispensed in a hospital or physician clinic. However, if this proposal is adopted, we cannot predict whether state Medicaid programs would adopt similar pricing.

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

      At least thirteen states have implemented “preferred drug list” programs, under which drugs would not appear on an approved and reimbursable Medicaid formulary unless the Medicaid programs receive significant discounts or other concessions. The drug industry has instituted litigation to halt these programs but the outcome of this litigation is unknown. If the states prevail in these lawsuits, then this could result in reductions in the reimbursement we receive from Medicaid programs for our services and could materially and adversely affect our business, financial condition and results of operations.

      Hemophilia treatment centers may purchase factor from manufacturers at a discount under a government program established in 1992 which extended the Medicaid best price rebate program to hemophilia treatment centers. Manufacturers that sell outpatient drugs to hemophilia treatment centers agree with the Department of Health and Human Services that they will not charge a price for covered outpatient drugs that is higher than a statutorily set amount. We do provide contract pharmacy services to several hemophilia treatment centers, but we do not directly own or operate a hemophilia treatment center that is eligible for this special pricing. This places us at a competitive disadvantage as a provider of factor, except where our affiliated medical centers are eligible for the special pricing. Under the Department’s guidelines, an eligible hemophilia treatment center may obtain factor at this special pricing and use a contract pharmacy to dispense it to the center’s patients. However, if a hemophilia treatment center does not comply with the Department’s guidelines or sells factor bought at this special pricing to patients who are not patients of the center, it may incur civil penalties or liability to drug manufacturers for the amount of the discount that the center received from the manufacturer.

Competition

      The specialty pharmacy industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of our current and potential competitors include:

•	specialty pharmacy distributors, such as Caremark Therapeutic Services, and Priority Healthcare Corporation;

•	specialty pharmacy divisions of national wholesale drug distributors;

•	pharmacy benefit management companies;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices;

•	comprehensive hemophilia care centers; and

•	other alternative site health care providers.

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

Government Regulation

      Federal and state governments heavily regulate the drug and medical supply industry. Manufacturers, distributors, health care providers and patients are all subject to these regulations. Particular government attention currently focuses on:

•	manufacturer calculated and reported average wholesale pricing

•	the payment of inducements for patient referrals;

•	prohibited financial relationships with physicians;

•	joint venture and management arrangements;

•	product discounts;

•	inducements given to patients; and

•	professional licensing.

The laws are very broad, the regulations are complicated, and in many cases the courts interpret them differently. This makes compliance difficult. Federal and state civil and criminal fines and penalties may be imposed on persons who violate these laws. While we structure our transactions in a manner we believe complies with all laws, a violation could result in fines or criminal penalties, which could reduce our profitability. The following are particular areas of government regulation that apply to our business.

      Licensing and Registration. A number of state laws require that we be licensed as an in-state pharmacy. We also currently ship prescription drugs to many other states that require us to be licensed as an out-of-state pharmacy. We believe that we substantially comply with all state licensing laws applicable to our business.

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

      Pharmacists and Nursing Licenses. Our nurses must obtain state licenses to provide teaching services and the hands on nursing which we provide to some of our patients, and our pharmacists must obtain state licenses to dispense drugs. Our pharmacists and nurses are licensed in those states where their activity requires it. Pharmacists and nurses must also comply with professional practice rules. We believe that the activities undertaken by our nurses or pharmacists comply with all applicable laws or rules governing the practice of pharmacy, nursing or medicine.

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

      The Department of Health and Human Services, DHHS, published a set of “safe harbor” regulations and continues to publish clarifications to the safe harbors. Arrangements that fully comply with a safe harbor are deemed not to violate the Anti-Kickback law. We have several business arrangements (for example, our joint venture and management arrangements with medical centers, service arrangements with physicians and product pricing arrangements with suppliers) that do not satisfy all of the requirements necessary to fall within the safe harbors. Failure to satisfy a safe harbor does not mean that a transaction is necessarily illegal. The law requires the government to evaluate the intent in each situation. We believe our business arrangements comply with the Anti-Kickback law, the Health Insurance Portability and Accountability Act and similar state laws. However, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion, which could reduce our revenues and profits.

      Health Insurance Portability and Accountability Act — Administrative Simplification. Under the Health Insurance Portability and Accountability Act of 1996, or HIPAA, Congress required the adoption of rules to establish standards and requirements for the electronic transmission of certain health information. The U.S. Department of Health and Human Services, or HHS, has published two sets of final regulations to date implementing healthcare transactions and privacy standards under HIPAA. The first set of final regulations requires “covered entities” to use uniform standards, including data reporting, formatting, and coding, for common healthcare transactions.

      The second set of final regulations imposes new standards relating to the privacy of individually identifiable health information. These standards require covered entities to comply with rules governing the use and disclosure of protected health information. The standards also require covered entities to enter into certain contractual provisions with any business associate to whom individually identifiable information is disclosed. Under these final regulations, we will be a covered entity for purposes of HIPAA. A third set of regulations under HIPAA, which have not yet been finalized, will establish minimum security requirements for covered entities to protect health information.

      We have submitted a plan to the Secretary of HHS describing how we will come into compliance with the Electronic Health Care Transactions and Conduct Standards of HIPAA, and we will be required to comply with the uniform standards for data reporting, formatting, and coding by October 16, 2003. We will also be required to comply with the standards relating to the privacy of individually identifiable health information by April 14, 2003.

      In some cases, we will also have to comply with applicable state regulations regarding privacy and medical information.

      In addition to its administrative simplification provisions, HIPAA also imposes criminal penalties for fraud against any healthcare benefit program, for theft or embezzlement involving healthcare and for false statements in connection with the payment of any health benefits. These HIPAA fraud and abuse provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the Department of Health and Human Services Office of Inspector General, or OIG, to exclude participants from federal healthcare programs. Although we do not know of any current violations of the fraud and abuse provisions of HIPAA, if we were found to be in violation of these provisions, the government could seek penalties against us including exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations.

      OIG Fraud Alerts and Advisory Opinions. The Office of Inspector General of DHHS periodically issues Fraud Alerts and Advisory Opinions identifying practices it believes may violate federal fraud and abuse laws. One Fraud Alert addresses joint venture and contractual arrangements between health care providers. Another concerns prescription drug marketing practices. Drug marketing activities may implicate the federal fraud and abuse laws because the cost of drugs are often reimbursed by Medicare and Medicaid. According to the Fraud Alert, questionable practices may include payments to pharmacists to recommend a particular drug or product. One Advisory Opinion indicates that management fees calculated as a percentage of net revenues, where marketing services are included, could implicate the federal fraud and abuse laws if the fee is intended to induce patient referrals. We believe our business arrangements comply with federal fraud and abuse laws. However, if we are found to have violated any of these laws, we could suffer penalties, fines or possible exclusion from the Medicare, Medicaid or other governmental programs, which could adversely affect our results of operations.

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

      The Stark Law. Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. The Stark Law applies to our products and services, and we believe our relationships comply with the law. However, if our practices are found to violate the Stark Law, we may be subject to sanctions or be required to alter or discontinue some of our practices. This could reduce our revenues or profits.

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

      The OIG recently issued final regulations concerning inducements to beneficiaries. Under the new regulations, permissible incentives are those given in connection with preventive care, including pre and post natal care, and services described in the U.S. Preventive Service Task Force’s Guide to Preventive Care. OIG also believes that items of nominal value given to beneficiaries are permissible even if not related to preventive care. However, permissible incentives would not include cash or cash equivalents. We from time to time provide some items at no charge to our patients in connection with their drug therapies, not all of which are included on the list of items specifically stated not to violate the new regulations. However, we believe that those items are allowed by the underlying statute. A determination that we violated the regulations or the statute, however, could result in sanctions that reduce our revenue or profits.

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

      Confidentiality. Federal and state laws protect confidentiality of medical records and information. We maintain medical records for each patient to whom we dispense drugs. We are thus subject to some of these medical record and patient confidentiality laws. In addition, we expect to become subject to DHHS rules recently proposed to ensure integrity and confidentiality of patient data. These rules, if adopted, would require mandatory security standards for entities which maintain or transmit health information electronically. Compliance with new standards to safeguard electronic medical records could be expensive, harming our results of operations. The HIPAA statute imposes criminal penalties on wrongful disclosure of protected health information. We maintain procedures and provide training to our employees in an effort to comply with all of the medical record and patient confidentiality laws to which we are subject. We intend to comply with the privacy provisions of HIPPA privacy regulations. While we attempt to comply with all confidentiality requirements, a violation of any confidentiality law could subject us to sanctions that could reduce revenues or profits.

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

Employees

      As of June 30, 2002, including those who work in our acute business which we will exit by December 31, 2002, we had 2062 full-time and 729 part-time employees. Our employees include approximately 198 full-time and 32 part-time pharmacists. Our employees are not represented by a labor union, and we believe we have good relations with our employees.

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

      We derive a substantial majority of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and Genentech. The table below shows the concentration of our revenue derived from these relationships as a percentage of revenue for the fiscal year ended June 30, 2002. In fiscal year ended June 30, 2002, the majority of our hemophilia product was acquired from Baxter Healthcare Corporation. As a result of the additional revenue we receive from the acquisition of the SPS business, we expect the products we distribute that are manufactured by Biogen and Genzyme to constitute a smaller percentage of our total revenue, however we will continue to significantly rely on these relationships.

Percentage of
Revenue

Biogen	31%
Genzyme	18%
MedImmune	10%
Genentech	6%

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

      We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The concentration of our revenue related to these diseases and the associated drugs is shown in the table below as a percentage of revenue for the fiscal year ending June 30, 2002. As a result of the acquisition of the SPS business, for future periods we expect Pulmonary Arterial Hypertension to significantly increase as a percentage of our revenue, while Multiple Sclerosis and Gaucher Disease will decrease as a percentage of revenue due to the larger revenue base.

Percentage of
Revenue

Multiple Sclerosis	31%
Hemophilia and Autoimmune Disorders	27%
Gaucher Disease	18%
Respiratory Syncytial Virus	10%
Growth Hormone-Related Disorders	9%
Pulmonary Arterial Hypertension	2%

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

      The specialty pharmacy industry is highly competitive and is continuing to become more competitive. Most of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

•	other specialty pharmacy distributors;

•	specialty pharmacy divisions of wholesale drug distributors;

•	pharmacy benefit management companies;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users;

•	comprehensive hemophilia treatment centers; and

•	other alternative site health care providers.

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

      We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 2000, 2001 and 2002, we received approximately 12%, 4% and 4%, respectively, of our income before income taxes from equity in the net income of unconsolidated joint ventures.

      Since April 2000, we have owned 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal years ended June 30, 2001 and 2002.

      We also provide pharmacy management services to several medical centers. During 2002, one of our joint ventures with a medical center was changed to a management relationship.

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

      We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws. We also face exposure if Gentiva is not able to fulfill its indemnification obligations under the terms of our asset purchase agreement. The purchase price we paid to Gentiva for the SPS business was distributed directly to the shareholders of Gentiva, and should any significant payment be required, Gentiva may not have sufficient funds and may not be able to obtain the funds to satisfy its potential indemnification obligation to us. We may suffer impairment of assets or have to bear a liability for which we are entitled to indemnification but are unable to collect.

Fluctuations in our quarterly financial results may cause our stock price to decline.

      Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

•	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent revisions in the method of establishing average wholesale price (“AWP”);

•	below-expected sales or delayed launch of a new drug;

•	price and term adjustments with our drug suppliers;

•	increases in our operating expenses in anticipation of the launch of a new drug;

•	product shortages;

•	inaccuracies in our estimates of the costs of ongoing programs;

•	the timing and integration of our acquisitions;

•	changes in governmental regulations;

•	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;

•	our provision of drugs to treat seasonal illnesses, such as respiratory syncytial virus;

•	physician prescribing patterns;

•	general political and economic conditions;

•	interest rate fluxuations; and

•	adverse experience in collection of accounts receivable.

Our business would be harmed if the biopharmaceutical industry reduces research, development and production of the types of drugs that are compatible with the services we provide.

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

      The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as IVIG and blood-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability has been constrained from time to time. For example, an industry wide recombinant factor VIII product shortage existed for some time, as a result of the manufacturers being unable to increase production to meet rising global demand, and has only recently returned to normal levels. In addition, the SPS business has historically reported that its revenue growth was negatively impacted by some product shortages of recombinant coagulation therapy, which is used in the treatment of hemophilia, as well as by Bayer Corporation’s decision in 1999 to begin directly distributing Prolastin®, an intravenous therapy used in the treatment of the hereditary disorder Alpha 1 Antirypsin Deficiency. These drugs affected by product shortages accounted for approximately 14% of the revenues of the SPS business (including the acute business) for the year ended December 31, 2001. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time, our business could be harmed.

If some of the drugs that we provide lose their “orphan drug” status, we could face more competition.

      Our business could also be adversely affected by the expiration or challenge to the “orphan drug” status that has been granted by the FDA to some of the drugs that we handle. When the FDA grants “orphan drug” status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. The “orphan drug” status applicable to drugs related to the seven core disease states that we handle expires (or expired) as follows:

•	Nutropin® expires October 2002 (growth hormone disorders in children) and December 2003 (Turners Syndrome);

•	Flolan® expires September 2002 (PPH) and April 2007 (secondary pulmonary hypertension due to intrinsic pulmonary vascular disease);

•	AVONEX® expires May 2003;

•	Nutropin® Depot expires July 2007;

•	Tracleer™ expires November 2008;

•	Remodulin® expires May 2009.

      A number of other drugs that we sell have had orphan drug status which has expired. The loss of orphan drug status or approval of new drugs notwithstanding orphan drug status, could result in competitive drugs entering the market, which could harm our business. For example, despite the orphan drug status of AVONEX®, the FDA recently approved a competitive drug called Rebif®, which we do not currently expect to handle.

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

      Various federal and state government agencies have been investigating whether the reported AWP of many drugs, including some that we sell, is an appropriate or accurate measure of the market price of the drugs. There are also several whistleblower lawsuits pending against various drug manufacturers that have been reported in the business press. These government investigations and lawsuits involve allegations that manufacturers reported artificially inflated AWP prices of various drugs to First DataBank. Bayer

Corporation, one of the Company’s suppliers of clotting factor, agreed to pay $14 million in a settlement with the federal government and 45 states regarding these charges. Bayer also entered into a 5 year corporate integrity agreement with the government, in which Bayer agreed to provide average selling prices of its drugs to the government. In a separate action involving alleged inflated pricing, TAP Pharmaceutical Products agreed to pay federal and state governments $875 million to settle charges associated with the marketing of Lupron. Several other manufacturers have announced that they are also the subject of investigations. U.S. attorneys in Boston and Philadelphia have recently issued subpoenas to more than a dozen corporations requesting information related to TAP. Those receiving subpoenas include Express Scripts, Inc., Caremark Rx, Inc. and Wellpoint Health Networks, Inc.

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

      Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. For example, these programs could revise their pricing based on new methods of calculating the AWP for drugs we handle or could implement reimbursement methodology based on some value other than AWP. As a result of the acquisition of the SPS business, we expect the percentage of our revenues attributable to federal and state programs to increase. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Our business will suffer if we lose relationships with payors.

      We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2000, 2001 and 2002, we derived approximately 82%, 81% and 79% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 5%, 4% and 3%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare. In fiscal year 2002, one private payor, Aetna, Inc. and affiliates accounted for approximately 15% of the Company’s revenue.

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

We incurred additional debt to acquire the specialty pharmaceutical services (“SPS”) business of Gentiva Health Services, Inc. which may limit our future financial flexibility.

      The current level of our debt will have several important effects on our future operations, including, among others:

•	A significant portion of our cash flow from operations will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes;

•	Our debt covenants will require us to meet financial tests, and may impose other limitations that may limit our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	Failure to meet our debt covenants could result in foreclosure by our lenders;

•	We may be at a competitive disadvantage to similar companies that have less debt; and

•	Our vulnerability to adverse economic and industry conditions may increase.

The failure to integrate successfully the SPS business acquired from Gentiva may prevent us from achieving the anticipated potential benefits of the acquisition and may adversely affect our business.

      We face significant challenges in consolidating functions, integrating the procedures, operations and product lines of the SPS business in a timely and efficient manner, and retaining key personnel of the SPS business. The integration of the SPS business is complex and requires substantial attention from management. The diversion of management attention and any difficulties encountered in the transition and integration process could have a material adverse effect on our revenues, level of expenses and operating results.

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

      Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings. As of June 30, 2002, we had goodwill, net of accumulated amortization, of approximately $334.9 million, or 36% of total assets and 71% of stockholders’ equity.

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

      We depend on a few key executives, and the loss of their services could cause a material adverse effect to our company. We do not maintain “key person” life insurance policies on any of those executives. As a result, we are not insured against the losses resulting from the death of our key executives. Further, we must be able to attract and retain other qualified, essential employees for our technical operating and professional staff, such as pharmacists and nurses. If we are unable to attract and retain these essential employees, our business could be harmed.

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

      The health care laws and regulations that especially apply to our activities include:

•	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.

•	The Department of Health and Human Services recently issued regulations implementing the Administrative Simplification provision of HIPAA concerning the maintenance and transmission and security of electronic health information, particularly individually identifiable information. The new regulations, when effective, will require the development and implementation of security and transaction standards for all electronic health information and impose significant use and disclosure obligations on entities that send or receive individually identifiable electronic health information. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

•	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

•	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

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

We may not benefit from a portion of the SPS business.

      We have not historically distributed many of the drugs represented by the SPS business of Gentiva. Following the acquisition, we only retained the twenty products that make up our primary business. We do not otherwise intend to sell the other chronic drugs sold by the SPS business or the drugs represented by the acute portion of the SPS business on a long term basis. We are assessing strategic options related to the acute portion of the SPS business. However, we may not be able to find an available or acceptable strategic alternative for the acute business, and may have to sell the business for less than its fair value or shut down the acute business, which could cause us to incur additional expenses. As we exit the acute business, our ability to collect the acute accounts receivable could be adversely affected. For these reasons, we have not assigned any value to the acute portion of the SPS business we acquired. In addition, our assessment of the strategic alternatives for the acute portion of the SPS business or the actions required to shut down the acute business could divert management time and company resources which could be better served elsewhere.

Item 2.     Properties

Facilities

      Our corporate headquarters are located in Memphis, Tennessee and our other principal facilities are located in Nashville, Tennessee, Charlotte, North Carolina, Warrendale, Pennsylvania, Pittsburgh, Pennsylvania and Overland Park, Kansas. In addition, we have many smaller satellite pharmacy locations in other states.

      Memphis, Tennessee. We currently lease approximately 148,000 square feet of space in an office/warehouse business park in Memphis. The lease on this space will expire in March 2007, but we have an option to extend our lease terms for one additional five-year period.

      Nashville, Tennessee. We currently lease approximately 31,000 square feet of space in Nashville. Our lease expires in December 2005.

      Charlotte, North Carolina. We currently lease approximately 25,000 square feet of space in Charlotte, North Carolina. Our lease expires in July 2006.

      Warrendale, Pennsylvania. We currently lease approximately 29,000 square feet of space in Warrendale, Pennsylvania. Our lease expires in March 2005.

      Pittsburgh, Pennsylvania. We currently lease approximately 38,000 square feet of space in Pittsburgh, Pennsylvania. Our lease expires in September 2007.

      Overland Park, Kansas. We currently lease approximately 122,000 square feet of space in Overland Park, Kansas. Our lease expires in August 2005.

Item 3.     Legal Proceedings

      From time to time, we are involved in lawsuits, claims, audits and investigations arising in the normal course of our business. In our opinion, in the aggregate these lawsuits, claims, audits and investigations should not have a material adverse effect on our business, financial condition, or results of operations. In addition, the SPS business has several lawsuits and claims related to its historic operation by Gentiva, which are being controlled by Gentiva and for which we are entitled to indemnification from liability by Gentiva.

Item 4.	Submission of Matters to a Vote of Security Holders

      a) The Company held a special meeting of stockholders on June 12, 2002 at its offices in Memphis, TN. Stockholders holding 87.1% of the issued and outstanding shares of the Company’s Common Stock were either present in person or were represented by proxy.

      c) The following matters were voted upon at the meeting:

1. Proposal to approve the issuance of Accredo Health common stock in the acquisition of the specialty pharmaceutical services division of Gentiva Health Services, Inc. contemplated by the asset purchase agreement, dated as of January 2, 2002, by and among Accredo Health, Incorporated, Gentiva Health Services, Inc and those identified subsidiaries of Gentiva.

Voted For	Voted Against	Abstained	Non-Votes

20,317,541	103,066	308,306	2,128,248

2. Proposal to approve the Accredo Health, Incorporated 2002 Long-Term Incentive Plan.

Voted For	Voted Against	Abstained	Non-Votes

18,083,753	2,518,083	127,077	2,128,248

3. Proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 to 100,000,000.

Voted For	Voted Against	Abstained	Non-Votes

19,333,328	2,722,745	130,827	670,261

4. Proposal to approve the authority of the proxies to vote in their discretion upon any motion submitted to a vote of the stockholders to adjourn or postpone the special meeting to another time and place for the purpose of soliciting additional proxies.

Voted For	Voted Against	Abstained	Non-Votes

11,557,155	10,242,383	387,362	670,261

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters.

     Price Range of Common Stock

      The Company’s common stock is traded on the Nasdaq National Market System under the symbol “ACDO.” The following table sets forth the quarterly high and low sales prices as reported on the Nasdaq National Market System for the fiscal years ended June 30, 2001 and 2002.

Fiscal Years 2001 and 2002	High	Low

Fourth Quarter ended June 30, 2002	$64.82	$42.00
Third Quarter ended March 31, 2002	57.89	38.02
Second Quarter ended December 31, 2001	41.80	29.76
First Quarter ended September 30 2001	39.25	27.60
Fourth Quarter ended June 30, 2001	39.95	26.06
Third Quarter ended March 31, 2001	35.54	23.50
Second Quarter ended December 31, 2000	37.21	23.25
First Quarter ended September 30 2000	34.67	19.83

     Holders

      As of September 23, 2002, the approximate number of registered stockholders was 24,479 including 1,779 stockholders of record and approximately 22,700 persons or entities holding common stock in nominee name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of June 30, 2002:

			(c)
			Number of shares
			remaining available
	(a)	(b)	for future issuance
	Number of shares to	Weighted-average	under equity
	be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan Category	warrants and rights	and rights	in column (a))

Equity compensation plans approved by stockholders	2,990,594	$30.26	1,359,287
Equity compensation plans not approved by stockholders	0	0	0

Total	2,990,594		1,359,287

     Sales of Unregistered Securities

      None.

Item 6.     Selected Consolidated Financial Data

SELECTED FINANCIAL DATA

      You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the fiscal years ended June 30, 1998, 1999, 2000, 2001 and 2002 have been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations.

	Years Ended June 30,

	1998	1999	2000	2001	2002(2)

	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Net patient revenue	$170,002	$244,158	$335,601	$446,007	$633,249
Other revenue	9,806	12,277	15,432	14,985	18,257
Equity in net income of joint ventures	1,150	1,919	2,002	1,148	2,067

Total revenues	180,958	258,354	353,035	462,140	653,573
Operating expenses:
Cost of sales	154,046	220,517	300,973	395,365	544,902
General and administrative	12,489	17,637	23,831	29,871	45,571
Bad debts	3,165	4,739	6,117	6,131	5,833
Restructuring charge	—	—	—	—	3,893
Depreciation and amortization	3,861	3,911	3,397	4,263	3,675

Total operating expenses	173,561	246,804	334,318	435,630	603,874

Operating income	7,397	11,550	18,717	26,510	49,699
Interest expense (income), net	3,552	3,165	2,136	(2,770)	(359)

Income before minority interest in income of consolidated joint venture, income taxes and extraordinary item	3,845	8,385	16,581	29,280	50,058
Minority interest in income of cons. joint venture	—	—	(177)	(692)	(1,273)

Income before income taxes and extraord. Item	3,845	8,385	16,404	28,588	48,785
Income tax expense	2,420	4,003	6,508	11,333	19,025

Income before extraordinary item	1,425	4,382	9,896	17,255	29,760
Extraordinary item for early extinguishment of debt, net of income tax benefit	—	(1,254)	—	—	—

Net income	1,425	3,128	9,896	17,255	29,760
Mandatorily redeemable cumulative preferred stock dividends	(2,043)	(1,617)	—	—	—

Net income (loss) to common stockholders	$(618)	$1,511	$9,896	$17,255	$29,760

	Years Ended June 30,

	1998	1999	2000	2001	2002(2)

	(in thousands, except per share data)
Diluted earnings per common share:
Income before extraordinary item	$0.11	$0.28	$0.45	$0.66	$1.09
Extraordinary item	—	(0.08)	—	—	—
Preferred stock dividends	(0.16)	(0.10)	—	—	—

Net income (loss) to common stockholders(1)	$(0.05)	$0.10	$0.45	$0.66	$1.09

Cash dividends declared on common stock	$—	$—	$—	$—	$—

	June 30,

	1998	1999	2000	2001	2002

Balance Sheet Data:
Cash and cash equivalents	$5,087	$5,542	$10,204	$54,520	$42,913
Working capital	23,377	28,906	35,639	88,288	309,780
Total assets	114,049	146,746	205,229	289,244	924,829
Long-term debt	36,418	20,500	37,000	—	224,688
Mandatorily redeemable cumulative preferred stock	29,792	—	—	—	—
Stockholders’ equity	12,801	64,127	77,544	189,170	471,054

(1)	Historical diluted loss per share for the period ended June 30, 1998 has been calculated using the same denominator as used for basic loss per share because the inclusion of dilutive securities in the denominator would have an anti-dilutive effect.

(2)	Our results for the fiscal year ended 2002 include the operations of the SPS business from June 14, 2002 through June 30, 2002.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and our Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The discussion in this Form 10-K contains forward-looking statements that involve risks and uncertainties, such as statements regarding our plans, objectives, expectations and intentions. The cautionary statements made in this Form 10-K should be read as being applicable to all forward-looking statements wherever they appear in this Report. Our actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include those discussed in Item 1 under the heading “Risk Factors,” as well as those discussed elsewhere herein.

Overview

      We provide specialized contract pharmacy services for the treatment of patients with costly, chronic diseases. We derive revenues primarily from the sale of drugs to patients.

      The following table presents the percentage of our total revenue generated from sales and services provided with respect to the diseases that we primarily serviced in the years ended June 30:

	2000	2001	2002

Multiple Sclerosis	37%	38%	31%
Hemophilia and Autoimmune Disorders	21%	21%	27%
Gaucher Disease	30%	23%	18%
Respiratory Syncytial Virus	1%	6%	10%
Growth Hormone-Related Disorders	7%	9%	9%
Pulmonary Arterial Hypertension	—	—	2%

      As a result of the additional revenue that we receive from the acquisition of the SPS business, these percentages will change. We expect the products we sell that are manufactured by Biogen and Genzyme to constitute a smaller percentage of our total revenue and the products that we sell for Pulmonary Arterial Hypertension to constitute a higher percentage of our total revenue.

      Sales and services with respect to Multiple Sclerosis, Gaucher Disease, Respiratory Syncytial Virus, Pulmonary Arterial Hypertension and growth hormone-related disorders are dependent upon our preferred relationships with Biogen, Genzyme, MedImmune, GlaxoSmithKline, Actelion Pharmaceuticals U.S., United Therapeutics and Genentech. Our agreements with these manufacturers describe the services to be provided by us, including contract pharmacy, information, clinical, reimbursement and customized delivery services. These agreements generally:

•	allow the manufacturer to distribute directly or through other parties; and

•	are short-term and may be cancelled by either party, without cause, upon between 30 and 90 days prior notice.

      These agreements vary in level of exclusivity and scope of services provided. We typically purchase products at prices at or below the manufacturers’ average wholesale sales prices, and our resulting contribution margins vary for each product line. Pricing is customized to reflect specific services to be provided by us and is subject to periodic adjustments to reflect changing market conditions. A few of these agreements limit our ability to supply competing drugs during (and in some cases up to five years after) the term of the agreement.

      We purchase drugs for hemophilia and autoimmune disorders from all available sources on a volume discount basis. We are one of the national assignment of benefits providers selected by MedImmune, Inc. to distribute drugs for respiratory syncytial virus. During 2002, we began providing specialized contract pharmacy services for the treatment of patients with pulmonary arterial hypertension. We distribute all three of the drug therapies for this disease.

      We recognize revenue at the time we ship drugs or when we have performed the contractual service. While we may experience revenue changes from price fluctuations on our existing product lines, our revenue growth will depend principally on the introduction of new drugs and on volume growth in existing drug lines.

      We have five joint venture agreements with various medical centers (or their affiliates) in which we own 50% of each venture and one joint venture agreement with a medical center affiliate in which we own 80% of the joint venture. Many of our patient populations have diseases that are discovered before or during adolescence and require ongoing care from physician specialists, many of whom are based at pediatric, academic and other acute care medical centers. To date, these ventures have primarily derived revenues from the treatment of patients with hemophilia, growth hormone-related disorders and respiratory syncytial virus. We share profits and losses with our joint venture partners in equal proportion to our respective equity ownership. We account for our interests in the net income or loss in our 50% owned joint ventures under the equity method of accounting, and in our 80% owned joint venture under the consolidated method of accounting. Our equity interest in the net income of the 50% owned joint ventures represented approximately

12%, 4% and 4% of our income before income taxes for the years ended June 30, 2000, 2001 and 2002, respectively.

      Cost of sales include drug acquisition costs, pharmacy and warehouse personnel costs, freight and other direct costs associated with the delivery of our products and costs of clinical services provided. General and administrative expenses include the personnel costs of the reimbursement, sales, marketing, administrative and support staffs as well as corporate overhead and other general expenses. Bad debts include our provision for patient accounts receivable which prove to be uncollectible after routine collection efforts have been exhausted. We typically hire personnel and incur legal, recruiting, marketing and other expenses in anticipation of the commercial launch of a new biopharmaceutical drug. In some instances, a portion of these expenses are reimbursed to us by the biopharmaceutical manufacturer. We have not historically capitalized any of these start-up expenses.

      Due to the increasing sensitivity to drug cost within governmental and non-governmental payors, we are continuously susceptible to reimbursement and operating margin pressures. In recent years, pharmacy benefit managers and other non-governmental payors have aggressively attempted to discount their reimbursement rates for our products. This aggressive discounting has resulted in some reduced margins for some of our products and services.

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

      A number of state Medicaid agencies now pay us for clotting factor at the prices shown on the Market Price Survey or at a percentage discount off those prices. Other states have not changed their pricing structure or have changed back to their pre-Market Price Survey reimbursement rates. In addition, the Health Care Financing Administration (“HCFA”) had previously announced that Medicare intermediaries should calculate the amount that they pay for clotting factor and 49 other drugs by using the lower prices on the First DataBank Market Price Survey. However, the Medicare intermediaries have not adopted the lower pricing policy to date. It is possible that all of the Medicare intermediaries could adopt the lower pricing at anytime.

      Both federal and state legislators are continuing to scrutinize the healthcare industry for the purpose of reducing healthcare costs. While we are unable to predict what, if any, future healthcare-reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs, which could impact the amount of revenue we receive. Approximately 18%, 19% and 21% of gross patient revenues (excluding the acute business acquired from Gentiva) for the years ended June 30, 2000, 2001 and 2002, respectively, was from Medicare and state-sponsored Medicaid programs. With the purchase of the SPS Division the percentage of our revenue reimbursed by Medicare and Medicaid will be higher than the comparable percentages experienced by Accredo prior to the acquisition.

Acquisition

      On June 13, 2002, we acquired the Specialty Pharmaceutical Services Division (“SPS business”) of Gentiva Health Services, Inc. We acquired substantially all of the assets used in the SPS business including 100% of the outstanding stock in three of Gentiva’s subsidiaries that were exclusively in the business conducted by the SPS business. The SPS business provides specialized contract pharmacy and related services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases previously served by us, the SPS business is also a leading provider of contract pharmacy and related services to patients with pulmonary arterial hypertension. As a result of the acquisition, we have become the leading provider of specialized contract pharmacy and related services, measured by revenue. The aggregate purchase price was $462.3 million (including $12.2 million of acquisition related costs) and consisted of $215.6 million of cash and 5,060,976 shares of common stock valued at $246.7 million. The results of the SPS business have been included in the consolidated financial statements since June 14, 2002.

Results of Operations

      The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

	Years Ended June 30,

	2000	2001	2002

Revenues:
Net patient revenue	95.0%	96.5%	96.9%
Other revenue	4.4	3.2	2.8
Equity in net income of joint ventures	0.6	0.3	0.3

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of sales	85.2	85.6	83.4
General and administrative	6.8	6.5	7.0
Bad debts	1.7	1.3	0.9
Restructuring charge	—	—	0.6
Depreciation and amortization	1.0	.9	.5

Total operating expenses	94.7	94.3	92.4

Operating income	5.3	5.7	7.6
Interest income (expense), net	(0.6)	.6	.1

Income before minority interest and income taxes	4.7	6.3	7.7
Minority interest	.1	.1	.2

Income before income taxes	4.6	6.2	7.5
Income tax expense	1.8	2.5	2.9

Net income	2.8%	3.7%	4.6%

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

      Revenues. Total revenues increased 41% from $462.1 million to $653.6 million from fiscal year 2001 to fiscal year 2002. Acquisitions completed during 2002 accounted for $57.6 million of the increase in total revenues. Net patient revenues increased 42% from $446.0 million to $633.2 million from fiscal year 2001 to fiscal year 2002. Acquisitions completed during 2002 accounted for $55.8 million of the increase in net patient revenues. In fiscal year 2002, we experienced growth in our products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher disease and autoimmune disorders as a result of volume growth with the addition of new patients, additional sales of product to existing patients and acquisitions. We also had a significant increase in our seasonal drug Synagis® for the treatment of Respiratory Synctial Virus as a result of increased patient volume. We also benefited from the addition of new and expanded contracts with managed care organizations.

      Cost of Sales. Cost of sales increased 38% from $395.4 million to $544.9 million from fiscal year 2001 to fiscal year 2002, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 85.6% to 83.4% from fiscal year 2001 to fiscal year 2002 resulting in gross margins of 14.4% in fiscal year 2001 and 16.6% in fiscal year 2002. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in fiscal year 2002. The primary drivers were increased revenues from hemophilia factor, intravenous immunoglobulin (“IVIG”) for the treatment of autoimmune disorders and Flolan® for the treatment of pulmonary hypertension, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

      General and Administrative. General and administrative expenses increased from $29.9 million to $45.6 million, or 53%, from fiscal year 2001 to fiscal year 2002. Acquisitions completed during 2002 accounted for $5.5 million of the increase in general and administrative expenses. The balance of the increase was primarily the result of increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 6.5% and 7.0% of revenues for fiscal years 2001 and 2002, respectively.

      Bad Debts. Bad debts decreased from $6.1 million to $5.8 million from fiscal year 2001 to fiscal year 2002. As a percentage of revenues, bad debt expense decreased from 1.3% to 0.9% from fiscal year 2001 to fiscal year 2002. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement for both AVONEX® and Synagis® is being provided by prescription card benefit plans, and therefore is subject to much lower co-payment and deductible amounts (typically $15-$30 per prescription) resulting in lower bad debt.

      Restructuring Charge. In connection with the acquisition of the SPS business, we recorded a restructuring charge of $3.9 million. The charge includes a $3.6 million write-off (of which $3.2 million is non-cash) of a software application we were developing that will not be implemented as a result of the decision to enhance and implement company wide the software application acquired with the SPS business. The restructuring charge also includes $.3 million for future lease commitments that will be abandoned once the facility integration plan related to the acquisition has been completed.

      Depreciation and Amortization. Depreciation expense increased from $1,509,000 to $2,338,000 from fiscal year 2001 to fiscal year 2002 as a result of purchases of property and equipment associated with our revenue growth and the expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets decreased from $2,754,000 to $1,337,000 from fiscal year 2001 to fiscal year 2002 due to the adoption of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, during the first quarter of fiscal year 2002. The application of the non-amortization of goodwill provisions resulted in a reduction in amortization expense (net of income taxes) of approximately $1.5 million or $0.06 per diluted share.

      Interest Income/Expense, Net. Interest income, net decreased from $2,770,000 to $359,000 from fiscal year 2001 to fiscal year 2002. The decrease is due to a decrease in the average amount of cash invested during the year primarily as a result of cash used for acquisitions and earn-out payments related to prior year acquisitions and a decrease in the interest rate earned on the amounts invested. In addition, we incurred $230 million in debt on June 13, 2002 to acquire the SPS business of Gentiva Health Services.

      Income Tax Expense. Our effective tax rate decreased from 39.6% to 39.0% from fiscal year 2001 to fiscal year 2002. The decrease in the effective tax rate is primarily due to the adoption of the non-amortization provisions of SFAS 142 discussed above. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to state income taxes.

Fiscal Year Ended June 30, 2001 Compared to Fiscal Year Ended June 30, 2000

      Revenues. Total revenues increased 31% from $353.0 million to $462.1 million from fiscal year 2000 to fiscal year 2001. Net patient revenues increased 33% from $335.6 million to $446.0 million from fiscal year 2000 to fiscal year 2001. In fiscal year 2001, we experienced growth in our products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia autoimmune disorders and Gaucher disease as a result of volume growth with the addition of new patients and additional sales of product to existing patients. We also had a significant increase in our seasonal drug Synagis® for the treatment of Respiratory Synctial Virus as a result of increased patient volume. Our sales of intravenous immunoglobulin (“IVIG”) increased due to the acquisition of Pharmacare Resources, Inc., which added approximately $3.1 million in revenues during the year ended June 30, 2001. We also benefited from the addition of new and expanded contracts with managed care organizations. In June 2000, we were selected by Aetna U.S. Healthcare to be a preferred distributor of injectable medications to Aetna U.S. Healthcare members and participating physicians.

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

      Bad Debts. Bad debts were $6.1 million in both fiscal years 2000 and 2001. As a percentage of revenues, bad debt expense decreased from 1.7% to 1.3% from fiscal year 2000 to fiscal year 2001. The decrease in bad debts as a percentage of revenues is primarily due to the increased percentage of our revenues that was reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement for both AVONEX® and Synagis® is being provided by prescription card benefit plans, and therefore is subject to much lower co-payment and deductible amounts (typically $15-$30 per prescription) resulting in lower bad debt. AVONEX® and Synagis® represented 44% of our revenues in fiscal year 2001 compared to 38% in fiscal year 2000.

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

      Interest Income/Expense, Net. Interest expense, net amounted to $2,136,000 in fiscal year 2000 compared to interest income, net of $2,770,000 in fiscal year 2001. This change amounting to $4,906,000 is due to the repayment of our debt with the proceeds of the stock offering completed during the first quarter of fiscal year 2001, the investment of the excess proceeds from the offering and the sale of an interest rate swap for $350,000.

      Income Tax Expense. Our effective tax rate decreased from 39.7% to 39.6% from fiscal year 2000 to fiscal year 2001. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to approximately $816,000 and $788,000 of nondeductible amortization expense in fiscal years 2000 and 2001, respectively, and state income taxes.

Liquidity and Capital Resources

      As of June 30, 2002 and June 30, 2001, we had working capital of $309.8 million and $88.3 million, respectively. Our net cash provided by operating activities was approximately $34.1 million for the year ended June 30, 2002 and $23.2 million for the year ended June 30, 2001. These increases are due primarily to our net income growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable and accrued expenses.

      Net cash used by investing activities was $266.0 million for the year ended June 30, 2002 and $33.1 million for the year ended June 30, 2001. Cash used by investing activities in the year ended June 30, 2002 consisted primarily of $256.2 million for acquisitions most of which related to the acquisition of the SPS business, $8.9 million for purchases of property and equipment, $2.0 million for net sales of marketable securities and $2.9 million of undistributed earnings from our joint ventures. Cash used by investing activities in fiscal 2001 consisted primarily of $27.1 million for acquisitions, $2.6 million for purchases of property and equipment, $2.0 million for net purchases of marketable securities and $1.3 million of undistributed earnings from our joint ventures.

      Net cash provided by financing activities was $220.2 million for the year ended June 30, 2002 and $54.2 million for the year ended June 30, 2001. Cash provided by financing activities for the year ended June 30, 2002 consisted primarily of $223.9 million of net borrowings on our credit facility, which was used to acquire the SPS business in June 2002. Cash provided by financing activities for the year ended June 30, 2001 consisted primarily of $88.3 million of net proceeds from the common stock offering plus $3.1 million from the proceeds of stock option exercises less $37.2 million of net repayments on the revolving line of credit.

      Historically, we have funded our operations and continued internal growth through cash provided by operations. Capital expenditures amounted to $8.9 million in fiscal year 2002 and $2.6 million in fiscal year 2001. We anticipate that our capital expenditures for the fiscal year ending June 30, 2003 will consist primarily of additional computer hardware, a fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2003 to be approximately $17.0 million, exclusive of any acquisitions of businesses. We expect to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit agreement with our bank. In addition, in connection with our acquisition of BioPartners in Care, Inc. made during fiscal year 2002, we may be obligated to make up to $16 million in earn-out payments during the next twelve months.

      During 2002, we amended and restated our $60 million revolving credit facility with Bank of America, N.A. and other participating banks to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment expiring June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Tranche B Term Loan) due in periodic principal payments through March 2009. As of June 30, 2002, the total amount outstanding under the credit facility was $230 million, which included $30 million under the revolving credit facility, the $75 million Tranche A Term Loan and the $125 million Tranche B Term Loan.

      Amounts outstanding under the credit agreement bear interest at varying rates based upon a London Inter-Bank Offered Rate (LIBOR) or prime rate of interest (as selected by us), plus a variable margin rate based upon our leverage ratio as defined by the credit agreement.

      Our obligations under the credit agreement are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest.

      The credit agreement contains financial covenants, including requirements to maintain certain ratios with respect to leverage, fixed charge coverage, net worth and asset coverage each as defined in the agreement. The credit agreement also includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, uses of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on mergers, acquisitions and asset dispositions, limitations on investments, limitations on payment of dividends and stock repurchases, and other distributions. The credit agreement also contains customary events of default, including events relating to changes in control of our company.

      The credit agreement also requires us to enter into an interest rate swap agreement within 60 days of June 13, 2002 to protect against fluctuations in interest rates. The credit agreement requires the interest rate swap to provide coverage in an amount equal to at least 50% of the outstanding principal amount of the loans. On July 17, 2002, we entered into an interest rate swap agreement effectively converting for a period of one year $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 2.175%, plus the applicable margin rate as determined by the credit agreement.

      Previously, we had effectively converted, for the period through October 31, 2001, $25.0 million of floating-rate borrowings to fixed-rate borrowings. We had secured a 5.5% fixed interest rate (exclusive of the margin rate) using an interest rate swap agreement. On August 21, 2000, in conjunction with the repayment of the outstanding principal balance of our revolving line of credit, we surrendered our swap agreement and received $350,000 in consideration for the early termination of the agreement.

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

      The following table sets forth a summary of our contractual cash obligations as of June 30, 2002. The long-term debt is reflected on our balance sheet, while the lease commitments are disclosed as future obligations in the notes to the financial statements.

      Payments due for the year ending June 30 (in thousands):

	2003	2004	2005	2006	2007	Thereafter

Long-term debt:
Revolving credit facility	$—	$—	$—	$—	$30,000	$—
Tranche A term loan	3,750	15,000	16,875	22,500	16,875	—
Tranche B term loan	1,562	1,250	1,250	1,250	15,781	103,907
Operating leases	7,165	5,914	4,692	2,166	587	—

Total	$12,477	$22,164	$22,817	$25,916	$63,243	$103,907

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates.

      Management has discussed the development and selection of the following accounting policies and estimates with the Audit Committee of our Board of Directors and with our independent auditors.

Allowance for Doubtful Accounts

      The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. Our primary collection risks are for patient co-payments and deductibles. The risk of collection varies based upon the product, the payor and the patient’s ability to pay the amounts not reimbursed by the payor. Some of the drugs we distribute are primarily reimbursed by prescription card benefit plans, which reimbursement is subject to lower co-payment and deductible amounts (typically $10-$15 per prescription). Other drugs are primarily reimbursed through major medical benefit plans, which reimbursement is subject to higher deductible amounts. We estimate the allowance for doubtful accounts based upon our historical experience of collecting the patient co-payments and deductibles. However, economic and other factors could result in collections that differ from our estimates. We continually review the estimation process and make changes to the estimates as necessary.

Allowance for Contractual Discounts

      We are reimbursed for the drugs we sell by many different payors including insurance companies, Medicare and all of the state Medicaid programs. The revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products delivered. We estimate the allowance for contractual discounts on a payor-specific basis, given our interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

Medical Claims Reserves

      We maintain self-insured medical and dental plans for employees. Claims expense is accrued under these plans as the incidents that give rise to them occur. We use a third-party administrator to process all such claims. Unpaid claim accruals are estimated based on historical costs of settlement and average lag times. We believe that the estimation methodology used effectively captures our medical claims costs, however, payments could differ from our estimates due to changes in the healthcare cost structure or changes in the volume of claims filed.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations completed after June 30, 2001. The application of SFAS No. 141 did not effect any of our previously reported amounts included in goodwill or other intangible assets.

      Effective July 1, 2001, we early adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS 142, all goodwill amortization ceased effective July 1, 2001 and goodwill was tested for impairment. Impairment tests are required to be performed at the date of adoption of SFAS 142 and at least annually thereafter. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter. The impairment tests performed at adoption and in the fourth quarter of 2002 resulted in no adjustment to the carrying value of goodwill.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement will be effective in our fiscal year 2003. We do not expect the application of this new accounting standard to have a material effect on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The provisions of this Statement are generally effective for years beginning after May 15, 2002.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employer Termination Benefits

and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

Impact of Inflation

      Changes in prices charged by the biopharmaceutical manufacturers for the drugs we dispense, along with increasing labor costs, freight and supply costs and other overhead expenses, affect our cost of sales and general and administrative expenses. Historically, we have been able to pass all, or a portion, of the effect of such increases to the biopharmaceutical manufacturers pursuant to negotiated adjustments made under our preferred distribution agreements. As a result, changes due to inflation have not had significant adverse effects on our operations.

Forward Looking Information

      Certain matters discussed in the preceding pages of this Form 10-K, particularly regarding implementation of the our strategy, development of new drugs by the pharmaceutical and biotechnology industries, anticipated growth and revenues, anticipated working capital and sources of funding for growth opportunities, expenditures, interest, costs and income constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (See Item 1 — “Risk Factors”).

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      Our exposure to the impact of financial market risk is significant. Our primary financial market risk exposure consists of interest rate risk related to interest that we are obligated to pay on our variable-rate debt.

      We use derivative financial instruments to manage some of our exposure to rising interest rates on our variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. We have fixed the interest rate through July 21, 2003 on $120.0 million of our variable-rate debt through the use of a variable-to-fixed interest rate swap. As a result, we will not benefit from any decrease in interest rates nor will we be subjected to any detriment from rising interest rates on this portion of our debt during the period of the swap agreement. Accordingly, a 100 basis point decrease in interest rates along the entire yield curve would not increase pre-tax income by $1.2 million for the year as would be expected without this financial instrument. However, a 100 basis point increase in interest rates along the entire yield curve would also not decrease pre-tax income by $1.2 million for the same period as a result of using this derivative financial instrument.

      For the remaining portion of our variable-rate debt, we have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but we will also be harmed by rising interest rates on this portion of our debt. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $1.1 million for the year. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of $1.1 million for the same period.

      Actual changes in rates may differ from the hypothetical assumptions used in computing the exposures in the examples cited above.

Item 8.	Financial Statements and Supplementary Data

      The Consolidated Financial Statements and financial statement schedule in Part IV, Item 14(a)(1) and (2) of the report are incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Company

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Proposals for Stockholder Action — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Management” and “Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

Item 11.     Executive Compensation

      The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      Securities Authorized for Issuance Under Equity Compensation Plans in Part II, Item 5, of the report are incorporated by reference into this Item 12.

      The information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Directors, Officers and Principal Stockholders” included in the Company’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2002 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Document filed as part of this Report:

Page

(1)	Financial Statements:
	Report of Independent Auditors	F-1
	Consolidated Balance Sheets at June 30, 2001 and 2002	F-2
	Consolidated Statements of Income for the years ended June 30, 2000, 2001 and 2002	F-3
	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2000, 2001 and 2002	F-4
	Consolidated Statements of Cash Flows for the years ended June 30, 2000, 2001 and 2002	F-5
	Notes to Consolidated Financial Statements	F-6
(2)	Financial Statement Schedules:
	Schedule II — Consolidated Schedule — Valuation and Qualifying Accounts	F-22
All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted
(3)	The Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated herein by reference

(b)	We filed a report on Form 8-K dated June 5, 2002 to report an amendment reflecting an increase in available credit in our bank financing commitment letter that was associated with our Registration Statement on Form S-4 that was filed on May 10, 2002.

We filed a report on Form 8-K dated June 13, 2002 to report that Accredo Health, Incorporated acquired substantially all of the assets of the specialty pharmaceutical services business (“SPS Business”) of Gentiva Health Services, Inc., pursuant to the Asset Purchase Agreement entered into by the parties on January 2, 2002.

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Accredo Health, Incorporated

      We have audited the accompanying consolidated balance sheets of Accredo Health, Incorporated (the “Company”) as of June 30, 2001 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accredo Health, Incorporated at June 30, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 2 and 7 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ Ernst & Young LLP

Memphis, Tennessee

August 16, 2002

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	June 30,

	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$54,520	$42,913
Marketable securities	2,000	—
Receivables:
Patient accounts	87,760	417,011
Allowance for doubtful accounts	(10,808)	(81,758)

	76,952	335,253
Due from affiliates	2,440	2,255
Other	13,275	22,555

	92,667	360,063
Inventories	30,711	120,809
Prepaid expenses and other current assets	537	3,470
Deferred income taxes	4,703	5,954

Total current assets	185,138	533,209
Property and equipment, net	8,195	23,796
Other assets:
Joint venture investments	2,809	4,637
Goodwill, net	89,499	334,919
Other intangible assets, net	3,603	28,268

Total assets	$289,244	$924,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$88,611	$185,047
Accrued expenses	7,168	31,369
Income taxes payable	1,071	1,701
Current portion of long-term debt	—	5,312

Total current liabilities	96,850	223,429
Long-term debt	—	224,688
Deferred income taxes	2,122	4,383
Minority interest in consolidated joint venture	1,102	1,275
Stockholders’ equity:
Undesignated preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 25,954,232 shares in 2001 and 31,329,054 shares in 2002 issued and outstanding	259	313
Additional paid-in capital	161,091	413,161
Retained earnings	27,820	57,580

Total stockholders’ equity	189,170	471,054

Total liabilities and stockholders’ equity	$289,244	$924,829

See accompanying notes.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except share data)

	Years Ended June 30,

	2000	2001	2002

Revenues:
Net patient revenue	$335,601	$446,007	$633,249
Other revenue	15,432	14,985	18,257
Equity in net income of joint ventures	2,002	1,148	2,067

Total revenues	353,035	462,140	653,573
Operating expenses:
Cost of sales	300,973	395,365	544,902
General and administrative	23,831	29,871	45,571
Bad debts	6,117	6,131	5,833
Restructuring charge	—	—	3,893
Depreciation	1,094	1,509	2,338
Amortization	2,303	2,754	1,337

Total operating expenses	334,318	435,630	603,874

Operating income	18,717	26,510	49,699
Other income (expense):
Interest expense	(2,459)	(467)	(662)
Interest income	323	3,237	1,021

	(2,136)	2,770	359

Income before minority interest in income of consolidated joint venture and income taxes	16,581	29,280	50,058
Minority interest in income of consolidated joint venture	(177)	(692)	(1,273)

Income before income taxes	16,404	28,588	48,785
Income tax expense	6,508	11,333	19,025

Net income	$9,896	$17,255	$29,760

Net income per common share:
Basic	$0.48	$0.69	$1.13

Diluted	$0.45	$0.66	$1.09

Weighted average shares outstanding:
Basic	20,764,780	24,994,496	26,365,141
Diluted	22,174,828	26,125,529	27,279,750

See accompanying notes.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000’s omitted, except share data)

	Common		Additional		Total
	Stock	Common	Paid-In	Retained	Stockholders’
	Shares	Stock	Capital	Earnings	Equity

Balance at June 30, 1999	20,423,447	$204	$63,254	$669	$64,127
Issuance of common stock:
Exercise of stock options	630,721	6	1,093	—	1,099
Employee stock purchase plan	106,284	1	769	—	770
Tax benefit of exercise of stock options	—	—	1,536	—	1,536
Compensation resulting from stock transactions, net of income tax benefit	—	—	116	—	116
Net income	—	—	—	9,896	9,896

Balance at June 30, 2000	21,160,452	211	66,768	10,565	77,544
Issuance of common stock:
Public offering	4,140,000	41	88,886	—	88,927
Exercise of stock options	625,059	6	2,436	—	2,442
Employee stock purchase plan	28,721	1	651	—	652
Costs related to public offering	—	—	(605)	—	(605)
Tax benefit of exercise of stock options	—	—	2,840	—	2,840
Compensation resulting from stock transactions, net of income tax benefit	—	—	115	—	115
Net income	—	—	—	17,255	17,255

Balance at June 30, 2001	25,954,232	259	161,091	27,820	189,170
Issuance of common stock:
In connection with an acquisition	5,060,976	51	246,672	—	246,723
Exercise of stock options	284,961	2	2,195	—	2,197
Employee stock purchase plan	28,885	1	895	—	896
Tax benefit of exercise of stock options	—	—	2,204	—	2,204
Compensation resulting from stock transactions, net of income tax benefit	—	—	104	—	104
Net income	—	—	—	29,760	29,760

Balance at June 30, 2002	31,329,054	$313	$413,161	$57,580	$471,054

See accompanying notes.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Years Ended June 30,

	2000	2001	2002

Operating activities
Net income	$9,896	$17,255	$29,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,397	4,263	3,675
Restructuring charge	—	—	3,893
Provision for losses on accounts receivable	6,117	6,131	5,833
Deferred income taxes	(1,158)	(872)	949
Compensation resulting from stock transactions	185	185	164
Tax benefit of exercise of stock options	1,536	2,840	2,204
Minority interest in income of consolidated joint venture	177	692	1,273
Changes in operating assets and liabilities, net of effect from business acquisitions:
Patient receivables and other	(13,419)	(18,050)	(34,703)
Due from affiliates	(990)	(806)	185
Inventories	(11,950)	2,192	(34,577)
Prepaid expenses and other current assets	(406)	115	(1,945)
Accounts payable and accrued expenses	23,618	9,439	56,804
Income taxes payable	896	(218)	589

Net cash provided by operating activities	17,899	23,166	34,104
Investing activities
Purchases of marketable securities	—	(13,500)	(6,000)
Proceeds from sales and maturities of marketable securities	—	11,500	8,000
Purchases of property and equipment	(4,452)	(2,635)	(8,858)
Business acquisitions and joint venture investments	(24,480)	(27,088)	(256,172)
Change in joint venture investments, net	(1,707)	(1,343)	(2,927)

Net cash used in investing activities	(30,639)	(33,066)	(265,957)
Financing activities
Proceeds from (payment of) notes payable and line of credit	16,000	(37,200)	223,889
Payment of deferred financing costs	—	—	(6,737)
Issuance of common stock	1,869	92,021	3,094
Payment of costs related to public offering	(467)	(605)	—

Net cash provided by financing activities	17,402	54,216	220,246

Increase (decrease) in cash and cash equivalents	4,662	44,316	(11,607)
Cash and cash equivalents at beginning of year	5,542	10,204	54,520

Cash and cash equivalents at end of year	$10,204	$54,520	$42,913

Supplementary cash flow disclosures
Income taxes paid	$5,235	$9,593	$15,279

Interest paid	$2,529	$555	$395

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

      The Company provides specialized pharmacy and related services pursuant to agreements with biotechnology drug manufacturers relating to the treatment of patients with certain costly chronic diseases. Because of the unique needs of patients suffering from chronic diseases, biotechnology drug manufacturers have recognized the benefits of customized programs to facilitate alternate site drug administration, ensure compliance with treatment regimens, provide reimbursement assistance and capture valuable clinical and patient demographic information. The Company addresses the needs of the manufacturers by providing specialized services that facilitate product launch and patient acceptance including the collection of timely drug utilization and patient compliance information, patient education and monitoring through the use of written materials and telephonic consultation, reimbursement expertise and overnight drug delivery.

      The Company has designed its specialty services to focus primarily on biotechnology injectable drugs that: (i) are used on a recurring basis to treat chronic, and potentially life threatening diseases; (ii) are expensive; and (iii) require temperature control or other specialized handling as part of their distribution process. Currently, the Company provides specialized contract pharmacy and related services that address the needs of patients with chronic diseases including: Multiple Sclerosis, Gaucher Disease, hemophilia, pulmonary arterial hypertension, growth hormone-related disorders, primary immune deficiencies, auto-immune disorders and respiratory syncytial virus.

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

	2001	2002

Medicare	2%	7%
Medicaid	21%	13%

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

      The Company derives a substantial portion of its revenue from the sale of drugs provided by a limited number of biopharmaceutical suppliers. The table below shows the concentration of the Company’s revenue derived from the sale of drugs provided by these suppliers for the years ended June 30:

	2000	2001	2002

Biogen	37%	38%	31%
Genzyme	30%	23%	18%
MedImmune	1%	6%	10%
Genentech	4%	5%	6%

      The Company derived approximately 15% of its revenue from a single non-governmental payor in the years ended June 30, 2001 and 2002.

      Cash, cash equivalents and marketable securities are placed with major high credit quality financial institutions and issuers. Management believes that there is minimal credit risk associated with these financial institutions and issuers.

Inventories

      Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market.

Fair Value of Financial Instruments

      The carrying value of accounts receivable, accounts payable and long-term debt approximates fair value of these financial instruments at June 30, 2001 and 2002.

Property and Equipment

      Property and equipment is stated at cost. Provisions for depreciation are computed primarily by the straight-line method based on the estimated useful lives of the related assets of 2 to 7 years.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Prior to the adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), goodwill was amortized using the straight-line method over their estimated useful lives of 40 years. Since adoption of SFAS 142 in July 2001, amortization of goodwill was discontinued and is reviewed at least annually for impairment. Accumulated amortization of goodwill was $7.0 million at June 30, 2001. Other intangible assets consist primarily of non-compete agreements and acquired patient relationships in connection with business acquisitions. Other intangibles are being amortized using the straight-line method over their estimated useful lives of 2 to 10 years for the non-compete agreements and 4 to 8 years for acquired patient relationships.

Income Taxes

      Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation of Long-Lived Assets

      Management periodically evaluates carrying values of long-lived assets, including property and equipment, to determine whether events and circumstances indicate that these assets have been impaired. An asset is considered impaired when undiscounted cash flows to be realized from such asset are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset.

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

Revenue Recognition

      Net patient revenues are from the sales of biopharmaceutical drugs to patients and are reported at the net amount billed to patients, third-party payors and others in the period the products are delivered. The Company has agreements with certain third-party payors that provide for payments to the Company at amounts discounted from its established rates.

      Approximately 18%, 19% and 21% of gross patient revenues for the years ended June 30, 2000, 2001 and 2002, respectively, is from participation in the Medicare and state-sponsored Medicaid programs.

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

Shipping and Handling Costs

      Shipping and handling costs are included in cost of sales.

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Estimates are used primarily in recording the allowance for doubtful accounts, self-insurance accruals and impairment tests on goodwill.

Risk Management

      The Company maintains a self-insured medical and dental plan for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses. The Company has entered into a reinsurance agreement with an independent insurance company to limit its losses on claims. Under the terms of this agreement, the insurance company will reimburse the Company for individual claims generally in excess of $100,000 and when total claims exceed an aggregate amount based on the number of covered lives. These reimbursements are included in general and administrative expense in the accompanying consolidated statements of income.

Recent Accounting Pronouncements

      In June 2001, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations completed after June 30, 2001. The application of SFAS No. 141 did not affect any of our previously reported amounts included in goodwill or other intangible assets.

      Effective July 1, 2001, we early adopted SFAS No. 142, Goodwill and Other Intangible Assets, which establishes new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001 and goodwill was tested for impairment. Impairment tests are required to be performed at the date of adoption of SFAS No. 142 and at least annually thereafter. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter. The impairment tests performed at adoption and in the fourth quarter of 2002 resulted in no adjustment to the carrying value of goodwill.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The provisions of this statement will be effective in our fiscal year 2003. We do not expect the application of this new accounting standard to have a material effect on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The provisions of this Statement are generally effective for years beginning after May 15, 2002.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002.

3. Business Acquisitions

      On October 20, 1999, the Company acquired the majority of the operating assets of the specialty pharmacy businesses operated by certain affiliates of Home Medical of America, Inc. (“HMA”), a company engaged in the sale and distribution of blood clotting factors and growth hormone products. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $7,765,000. The Company also paid an additional $482,000 for a related earn-out payment based upon the achievement of certain revenue goals in the six-month period ended April 30, 2000, resulting in a total purchase price of $8,247,000. The total value of tangible assets acquired was $234,000 and no indebtedness was assumed. The excess of the total purchase price, including acquisition costs of $91,000, over the fair value of the tangible assets acquired was allocated as follows: $7,713,000 to goodwill and $300,000 to acquired patient relationships. The Company also paid $500,000 as consideration for an agreement from HMA and certain of its other affiliates not to compete for a period of five years.

      The Company acquired all of the outstanding stock of Sunrise Health Management, Inc. (“Sunrise”) from its shareholders effective December 1, 1999. Sunrise is headquartered in Norcross, Georgia, and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring intravenous immunoglobulin (“IVIG”), clotting factor and growth hormone. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $13,724,000. The Company also paid an additional $1,000,000 for a related earn-out payment based upon the achievement of certain financial results for the six-month period ended May 31, 2000, resulting in a total purchase price of $14,724,000. Total assets acquired and liabilities assumed were $1,903,000 and $882,000, respectively. The excess of the total purchase price, including acquisition costs of $45,000, over the fair value of the net assets acquired of $1,021,000 was allocated as follows: $13,057,000 to goodwill and $646,000 to acquired patient relationships. The Company also paid $500,000 as consideration for an agreement with the selling shareholders and a prior officer of Sunrise not to compete with the Company in certain product lines for a period of ten years.

      Effective April 1, 2000, the Company acquired an additional 30% interest in one of its joint ventures, Childrens Hemophilia Services, increasing its ownership in the joint venture to 80%. Childrens Hemophilia Services is located in Los Angeles, California, and is a provider of blood clotting factors and ancillary supplies to hemophilia patients. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $2,086,000. Total assets acquired and liabilities assumed were $1,788,000 and $479,000, respectively. The excess of the purchase price over the fair value of the net assets acquired of $1,309,000, which amounted to $777,000, was allocated to goodwill. The Company also paid an additional $417,000 in 2001 and $417,000 in 2002 for earn-out payments based upon the achievement of targeted earnings during the twelve-month periods ended November 2000 and 2001, respectively, as specified in the purchase agreement for the acquisition of the original 50% interest.

      The Company acquired all of the outstanding stock of Pharmacare Resources, Inc. (“Pharmacare”) and its sister company, NCL Management, Inc. effective May 1, 2001. Pharmacare is headquartered in Elmsford, New York, and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring intravenous immunoglobulin (“IVIG”). This transaction was accounted for using

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the purchase method of accounting. The price paid by the Company for this acquisition was $25,074,000. The Company also paid an additional $6,325,000 for a related earn-out payment based upon the achievement of certain financial results for the twelve-month period ended December 31, 2001, resulting in a total purchase price of $31,399,000. Total assets acquired and liabilities assumed were $3,659,000 and $1,030,000, respectively. The excess of the total purchase price, including acquisition costs of $63,000, over the fair value of the net assets acquired of $2,629,000 was allocated as follows: $28,153,000 to goodwill and $617,000 to acquired patient relationships. The Company also paid $500,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for a period of six years.

      The Company acquired all of the outstanding stock of BioPartners in Care, Inc. (“BioPartners”) from its shareholders effective December 1, 2001. BioPartners is headquartered in Dayton, Ohio, and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring hemophilia clotting factor and intravenous immunoglobulin. As a result of the acquisition, the Company was able to increase its market share for the distribution of these products. The purchase price paid by the Company for this acquisition was $36,588,000. In addition, the Company will make an earn-out payment of up to $16,000,000 if BioPartners achieves certain financial results in the twelve-month period ending December 31, 2002. Total assets acquired and liabilities assumed were $15,160,000 and $11,750,000, respectively. The excess of the total purchase price, including acquisition costs of $263,000, over the fair value of the net assets acquired of $3,410,000 was allocated as follows: $32,475,000 to goodwill and $703,000 to acquired patient relationships. The acquired patient relationship intangible is being amortized over 5 years. The entire amount allocated to goodwill is expected to be deductible for tax purposes. Any additional earn-out payments made under this purchase agreement will be treated as additional purchase cost and added to goodwill. The Company also paid $1,000,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for periods of five to seven years.

      The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition.

      On June 13, 2002, the Company acquired the Specialty Pharmaceutical Services Division (“SPS division”) of Gentiva Health Services, Inc. (“Gentiva”). The Company acquired substantially all of the assets used in the SPS division including 100% of the outstanding stock in three of Gentiva’s subsidiaries that were engaged exclusively in the business conducted by the SPS division. The results of the SPS division’s operations have been included in the consolidated financial statements since June 14, 2002. The SPS division provides specialized contract pharmacy and related services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases served by the Company, the SPS division is also a leading provider of contract pharmacy and related services to patients with pulmonary hypertension. As a result of the acquisition, the Company is expected to be the leading provider of specialized contract pharmacy and related services.

      The aggregate purchase price paid was $462.3 million (including $12.2 million of acquisition related costs) and consisted of $215.6 million of cash and 5,060,976 shares of common stock valued at $246.7 million. The value of the common stock issued was determined in accordance with Emerging Issues Task Force (“EITF”) issue 99-12, “Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination.” Accordingly, January 31, 2002, became the measurement date, as this was the first date on which the number of shares became fixed without subsequent revision. The value per share was based upon the average market price over the period including two days before and after the measurement date.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition of the SPS division (in thousands).

Cash	$19
Receivables:
Patient accounts, net of allowance for doubtful accounts of $68,949	223,173
Other	1,991
Inventories	50,087
Prepaid expenses and other current assets	836

Total current assets	276,106
Property and equipment	12,086
Other assets:
Intangible assets subject to amortization (5.1 year weighted-average useful life):
Acquired patient relationships (5.0 year weighted-average useful life)	15,163
Non-compete agreements (6.4 year weighted-average useful life)	2,000
Goodwill	206,203
Other	129

Total assets acquired	511,687
Accounts payable	39,577
Accrued expenses	9,842

Total liabilities assumed	49,419

Net assets acquired	$462,268

      The entire amount allocated to goodwill is expected to be deductible for tax purposes.

      The purchase price allocation is preliminary due to the plans to exit the acute pharmacy business, which could have an impact on the allocation. The Company plans to exit the acute pharmacy business acquired as part of the SPS division by December 2002. The Company’s intentions are to retain the accounts receivable of the acute pharmacy business and dispose of the other assets of the business, which are immaterial. The Company has accounted for the acute division in accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold.” In accordance with EITF 87-11, the expected net proceeds from the sale of the acute division, the expected results of the acute operations during the period from acquisition to disposal and the expected interest expense during the holding period on the incremental debt incurred to finance the acute business have been recorded as an adjustment to the purchase price. Any difference between the actual and expected results will result in an adjustment to goodwill, unless the adjustment results from a post-acquisition event. The results of operations of the acute division, amounting to a $4,000 loss during the period ended June 30, 2002, are excluded from the Company’s results of operations in the accompanying financial statements. The amount of interest expense allocated to the acute pharmacy business was $53,000, net of tax benefit, during the period ended June 30, 2002.

      The pro forma results of operations for the years ended June 30, 2000, 2001 and 2002, as if the 2000 and 2001 acquisitions had occurred on July 1, 1999, and the 2002 acquisitions (including the results of the acute

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pharmacy business of the SPS division) had occurred on July 1, 2000, are as follows (in thousands, except per share data):

	2000	2001	2002

Total revenues	$372,191	$1,229,841	$1,401,192
Net income	11,450	28,998	40,279
Net income per common share:
Basic	$.55	$.96	$1.29
Diluted	$.52	$.93	$1.25

4.	Restructuring Charge

      In connection with the acquisition of the SPS division, the Company recorded a restructuring charge of $3,893,000 ($2,355,000, or $0.09 per diluted share, after tax). The charge includes a $3,553,000 write-off (of which $3,193,000 is non-cash) of a software application that was being developed by the Company that will not be implemented as a result of the decision to enhance and implement company-wide the software application acquired with the SPS division. The restructuring charge also includes $340,000 for future lease commitments that will be abandoned once the facility integration plan related to the acquisition has been completed.

5.	Marketable Securities

      At June 30, 2001, all of the Company’s investments in marketable securities were investment-grade corporate debt instruments. The estimated fair value of the marketable securities approximated the amortized cost, which amounted to $16.5 million as of June 30, 2001, of which $14.5 million were classified as cash equivalents. All of the investments matured within one year from June 30, 2001. There were no marketable securities at June 30, 2002.

6. Property and Equipment

      Property and equipment consists of the following at June 30 (in thousands):

	2001	2002

Equipment	$7,032	$17,762
Furniture and fixtures	5,027	12,255

	12,059	30,017
Accumulated depreciation	(3,864)	(6,221)

	$8,195	$23,796

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Goodwill and Other Intangible Assets

      Amortized intangible assets consist of the following at June 30 (in thousands):

	2001		2002

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patient relationships	$3,206	$1,558	$19,072	$2,333
Non-compete agreements	2,500	672	5,900	1,126
Deferred financing costs	475	348	7,211	456

	$6,181	$2,578	$32,183	$3,915

      Estimated amortization expense consists of the following for the years ending June 30 (in thousands):

2003	$6,032
2004	5,955
2005	5,453
2006	5,191
2007	4,599

      The change in the carrying amount of goodwill consists of the following (in thousands):

Balance as of June 30, 2001	$89,499
Goodwill acquired during the year	245,420

Balance as of June 30, 2002	$334,919

      On July 1, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. The Company is providing transitional, pro-forma disclosure in the table below for net income and earnings per share for the comparative periods as if SFAS No. 142 had been adopted in those periods (in thousands, except share data).

	2000	2001	2002

Reported net income	$9,896	$17,255	$29,760
Add goodwill amortization expense, net of tax benefit	1,283	1,500	—

Adjusted net income	$11,179	$18,755	$29,760

Basic earnings per share:
Reported net income	$.48	$.69	$1.13
Add goodwill amortization expense, net of tax benefit	.06	.06	—

Adjusted net income	$.54	$.75	$1.13

Diluted earnings per share:
Reported net income	$.45	$.66	$1.09
Add goodwill amortization expense, net of tax benefit	.06	.06	—

Adjusted net income	$.51	$.72	$1.09

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8. Long-Term Debt

      Long-term debt consists of the following at June 30 (in thousands):

	2001	2002

Revolving credit facility	$—	$30,000
Tranche A term loan	—	75,000
Tranche B term loan	—	125,000

	—	230,000
Less amounts due within one year	—	5,312

	$—	$224,688

      On June 13, 2002, the Company amended and restated its credit agreement with Bank of America, N.A. and other participating banks to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment expiring June 2007, a $75 million term loan (“Tranche A Term Loan”) due in periodic principal payments through March 2007, and a $125 million term loan (“Tranche B Term Loan”) due in periodic principal payments through March 2009. Amounts outstanding under the credit agreement bear interest at varying rates based upon a LIBOR or prime rate of interest at the periodic election of the Company, plus a variable margin rate based on the Company’s leverage ratio as defined by the credit agreement. The combination of a variable rate margin and LIBOR base rate resulted in an effective rate of 4.36% at June 30, 2002. The credit facility is secured by substantially all assets of the Company. The banks’ security interest in a portion of the Company’s inventory is subordinate to the liens on that inventory under the terms of a security agreement between the Company and one of its vendors. The same vendor has a security interest in certain accounts receivable of the Company which is subordinate to the rights of the banks. At June 30, 2002, the balance outstanding under this credit facility was $230,000,000. There were no borrowings at June 30, 2001.

      The credit agreement contains financial covenants which require the Company to maintain certain ratios with respect to leverage, fixed charge coverage, net worth, and asset coverage. The credit agreement also requires the Company to enter into an interest rate swap agreement within 60 days of June 13, 2002, to protect against fluctuations in interest rates. The agreement requires the interest rate swap to provide coverage in an amount equal to at least 50% of the outstanding principal amount of the loans. On July 17, 2002, the Company entered into an interest rate swap agreement effectively converting for a period of one year $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 2.175%, plus the applicable margin rate as determined by the credit agreement.

      The Company entered into an interest rate swap agreement with a bank in October 1997 in order to fix a portion of its interest rate exposure on a line of credit. The terms of the agreement were revised and extended on January 21, 1999, and required the Company to pay a fixed interest rate of 5.5% on a $25 million notional amount and receive the 30-day LIBOR rate in exchange. On August 21, 2000, the Company surrendered the swap agreement and received $350,000 in consideration for the early termination of the agreement.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Principal maturities of long-term debt consist of the following for the years ending June 30 (in thousands):

2003	$5,312
2004	16,250
2005	18,125
2006	23,750
2007	62,656
After 2007	103,907

$230,000

9. Income Taxes

      The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Income tax expense (benefit) consists of the following for the years ended June 30 (in thousands):

	2000	2001	2002

Current:
Federal	$6,634	$10,574	$15,434
State	1,032	1,631	2,642

	7,666	12,205	18,076
Deferred:
Federal	(1,004)	(769)	764
State	(154)	(103)	185

	(1,158)	(872)	949

	$6,508	$11,333	$19,025

      The provision for income taxes differed from the amount computed by applying the statutory federal income tax rates for the years ended June 30 due to the following (in thousands):

	2000	2001	2002

Income tax expense at statutory rate	$5,619	$10,006	$17,075
State income tax expense, net of federal income tax benefit	577	992	1,838
Goodwill amortization	279	276	19
Other	33	59	93

Income tax expense	$6,508	$11,333	$19,025

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities at June 30 are as follows (in thousands):

	2001	2002

Deferred tax assets:
Accounts receivable reserves	$4,010	$4,878
Accrued expenses	545	752
Joint venture investments	49	122
Other	99	202

	4,703	5,954
Deferred tax liabilities:
Property and equipment	(330)	(318)
Intangible assets	(1,628)	(3,736)
Joint venture investments	(164)	(329)

	(2,122)	(4,383)

Net deferred tax assets	$2,581	$1,571

      Management has evaluated the need for a valuation allowance for the deferred tax assets and believes it is more likely than not that the assets will ultimately be realized through future taxable income from operations.

10. Commitments

      The Company leases office space and equipment under various operating leases. Rent expense for all operating leases was approximately $1,227,000, $1,575,000 and $2,838,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

      Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial terms of one year or more consist of the following at June 30, 2002 (in thousands):

2003	$7,165
2004	5,914
2005	4,692
2006	2,166
2007	587
Thereafter	—

$20,524

      In connection with the acquisition of BioPartners made during fiscal year 2002, the Company may be obligated to make up to $16,000,000 in earn-out payments during the next twelve months.

11. Investment in Joint Ventures

      Texas Health Pharmaceutical Resources, Teddy Bear Home Care/ Drug Therapies, Children’s Memorial Home Hemophilia Services, Childrens Home Services, Childrens Biotech Pharmacy Services and Childrens National Hemophilia Care are partnerships in which the Company has a 50% ownership interest. The Company uses the equity method of accounting for these joint ventures. Amounts due from these joint ventures to the Company are classified as due from affiliates in the accompanying consolidated balance sheets.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The portion of the Company’s retained earnings at June 30, 2001 and 2002 attributable to undistributed earnings of these joint ventures is $2,088,000 and $3,916,000, respectively.

      On October 1, 1999, the Company entered into a joint venture agreement with Children’s Hospital in Washington, DC, to market, sell, provide and distribute Synagis® and growth hormone and related services and supplies. The term of the joint venture is for a period of five years unless terminated at an earlier date pursuant to the terms of the agreement. Both companies contributed $40,000 in capital to the joint venture and will share equally in the assets, liabilities, profits and losses. In conjunction with the formation of this joint venture, the Company also entered into a management, service and sales agreement with the joint venture, whereby the Company will provide specialty pharmacy and management services to the joint venture in exchange for a management fee and the reimbursement of certain expenses.

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

      The Company received fees for management services from the joint ventures of $819,000, $1,193,000 and $1,184,000 for the years ended June 30, 2000, 2001 and 2002, respectively, which are recorded as other revenues in the accompanying consolidated statements of income.

      Summary financial information for affiliated joint ventures (20 percent to 50 percent owned) accounted for by the equity method is as follows as of and for the years ended June 30 (in thousands):

	2000	2001	2002

Current assets	$6,229	$8,753	$12,394
Property and equipment and other assets	84	69	55
Current liabilities	3,130	4,114	4,090
Total revenues	20,637	23,359	26,963
Net income	4,057	2,315	4,131

12. Defined Contribution Retirement Plan

      The Company sponsors a qualified, defined contribution retirement plan under Section 401(k) of the Internal Revenue Code in which substantially all employees qualify for participation. The Company matches employee contributions, as defined in the plan. The Company made annual matching contributions of approximately $152,000, $189,000 and $234,000 for the years ended June 30, 2000, 2001 and 2002, respectively.

13. Stockholders’ Equity

Common Stock

      On August 17, 2000, the Company completed a stock offering of 3,600,000 shares of its common stock. An additional 540,000 shares of common stock were sold on September 12, 2000 pursuant to the exercise of the underwriters’ over-allotment option. All shares were issued at a price of $22.67 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, were $88.3 million.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2000 and 2001, the Company effected stock splits in the form of a stock dividend. All share and per share data in the consolidated financial statements and the notes hereto have been retroactively adjusted for the splits.

      On June 13, 2002, the Company issued 5,060,976 shares of its common stock to the shareholders of Gentiva in connection with the acquisition of the SPS division.

Preferred Stock

      In April 1999, the Company’s Board of Directors and Stockholders authorized the establishment of a new class of undesignated preferred stock.

14. Employee Stock Purchase Plan

      In April 1999, the Company’s Board of Directors adopted and the stockholders approved the Accredo Health, Incorporated 1999 Employee Stock Purchase Plan (the ESPP). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of an offering period (usually consisting of a six-month period beginning January 1 or July 1) or the last day of an offering period, whichever is lower. The shares are purchased at the end of each period with funds withheld from employees’ pay during the period. A total of 303,750 shares of the Company’s common stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced on the effective date of the Company’s initial public offering in April 1999. There were 106,284, 28,721 and 28,885 shares of common stock issued during the years ended June 30, 2000, 2001 and 2002, respectively, pursuant to this employee stock purchase plan.

15. Stock Option Plans

      The Company’s Amended and Restated Stock Option and Restricted Stock Purchase Plan authorizes the grant of options to selected employees, officers and directors for up to 2,171,250 shares of the Company’s common stock. As of June 30, 2002, options to purchase 2,167,786 shares of stock have been granted under this plan. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years of continued employment.

      The Company’s 1999 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 1,125,000 shares of the Company’s common stock. As of June 30, 2002, options to purchase 1,088,860 shares of stock have been granted under this plan under terms similar to those discussed above.

      The Company’s 2002 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 2,600,000 shares of the Company’s common stock. As of June 30, 2002, options to purchase 1,280,317 shares of stock have been granted under this plan. All options granted have ten-year terns and generally vest and become fully exercisable over a period of four years of continued employment.

      Pro forma information regarding net income is required by Statement 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the years ended June 30:

	2000	2001	2002

Risk-free interest rate	5.81% to 6.59%	4.57% to 6.14%	3.56% to 4.41%
Dividend yield	0%	0%	0%
Volatility factor	.72	.70	.65
Weighted-average expected life	3.19 years	4.0 years	4.0 years
Estimated turnover	0%	0%	8%

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended June 30 is as follows (in thousands, except share data):

	2000	2001	2002

Net income “as reported”	$9,896	$17,255	$29,760
Pro forma net income	$8,784	$14,874	$25,900
Pro forma basic earnings per share	$0.42	$0.60	$0.98
Pro forma diluted earnings per share	$0.40	$0.57	$0.96

      A summary of the Company’s stock option activity and related information for the periods ended June 30 follows:

	2000		2001		2002

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of period	2,101,678	$1.90	1,780,947	$3.97	1,796,775	$13.52
Granted	334,294	12.92	746,393	28.10	1,521,031	45.81
Exercised	(630,716)	1.75	(625,067)	3.91	(284,961)	7.72
Forfeited	(24,309)	5.92	(105,498)	12.30	(42,251)	29.98

Outstanding at end of period	1,780,947	$3.97	1,796,775	$13.52	2,990,594	$30.26

Exercisable at end of year	1,092,495	$3.13	973,029	$4.56	1,057,271	$10.42

Weighted-average fair value of options granted during the year	$6.68		$16.03		$23.94

	Options Outstanding
				Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Range of Exercise prices	Outstanding	Contractual	Exercise	Exercisable	Exercise
(150% increment)	at 6/30/02	Life	Price	at 6/30/02	Price

$ 1.33 – 1.33	502,128	4.0 years	$1.33	502,128	$1.33
2.67 – 2.67	172,731	5.7 years	2.67	172,731	2.67
7.11 – 7.11	18,835	6.5 years	7.11	10,678	7.11
12.89 – 13.06	137,905	7.4 years	12.92	85,911	12.91
23.25 – 33.73	695,821	8.4 years	28.06	185,823	27.81
35.36 – 47.62	1,463,174	9.9 years	46.43	100,000	35.36

$ 1.33 – 47.62	2,990,594	8.2 years	$30.26	1,057,271	$10.42

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Quarterly Financial Information (Unaudited)

      Quarterly financial information for the years ended June 30, 2001 and 2002, is summarized below (in thousands, except share data):

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$126,648	$160,186	$178,497	$188,242
Operating income	9,409	11,833	14,974	13,483
Income before income taxes	9,604	11,805	14,679	12,697
Net income	5,877	7,217	8,988	7,678
Net income per common share:
Basic	0.23	0.28	0.34	0.28
Diluted	0.22	0.27	0.33	0.27

	2001

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$99,577	$113,870	$124,280	$124,413
Operating income	5,368	6,175	7,213	7,754
Income before income taxes	5,593	6,900	7,913	8,182
Net income	3,364	4,167	4,789	4,935
Net income per common share:
Basic	0.15	0.16	0.19	0.19
Diluted	0.14	0.16	0.18	0.18

ACCREDO HEALTH, INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		Charged to	Charged to
	Balance at	Costs and	Other			Balance at
Description	Beginning of Period	Expenses	Accounts	Deductions		End of Period

Year ended June 30, 2000:
Allowance for doubtful accounts	$5,300	$6,117	$76 (1)	$3,098	(2)	$8,395
Year ended June 30, 2001:
Allowance for doubtful accounts	8,395	6,131	—	3,718	(2)	10,808
Year ended June 30, 2002:
Allowance for doubtful accounts	10,808	5,833	69,412 (1)	4,295	(2)	81,758

(1)	Allowance as a result of acquisitions
(2)	Uncollectible accounts written off, net of recoveries

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, State of Tennessee, on the 30th day of September, 2002.

ACCREDO HEALTH, INCORPORATED

By:	/s/ DAVID D. STEVENS

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

/s/ DAVID D. STEVENS David D. Stevens	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	September 30, 2002

/s/ JOEL R. KIMBROUGH Joel R. Kimbrough	Senior Vice President, Chief Financial Officer Treasurer (Principal Financial and Accounting Officer)	September 30, 2002

/s/ JOHN R. GROW John R. Grow	President and Director	September 30, 2002

/s/ KENNETH R. MASTERSON Kenneth R. Masterson	Director	September 30, 2002

/s/ KENNETH J. MELKUS Kenneth J. Melkus	Director	September 30, 2002

/s/ KEVIN L. ROBERG Kevin L. Roberg	Director	September 30, 2002

/s/ DICK R. GOURLEY Dick R. Gourley	Director	September 30, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David D. Stevens, certify that:

1.	I have reviewed this annual report on Form 10-K of Accredo Health, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ DAVID D. STEVENS

David D. Stevens
Chief Executive Officer

Date: September 30, 2002

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joel R. Kimbrough, certify that:

1.	I have reviewed this annual report on Form 10-K of Accredo Health, Incorporated;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

/s/ JOEL R. KIMBROUGH

Joel R. Kimbrough
Chief Financial Officer

Date: September 30, 2002

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

2.1	—	Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health, Incorporated, Gentiva Health Services, Inc. and the Sellers named therein (incorporated by reference to Annex A of the joint proxy statement-prospectus included in our Registration Statement on Form S-4 (File Number 333-82396)).
3.1	—	Amended and Restated Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File Number 333-62679)).
3.2	—	Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
3.4	—	Amended and Restated Bylaws of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File Number 333-62679)).
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.1	—	Accredo Health 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.2	—	Accredo Health, Incorporated 2002 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.3	—	Accredo Health 1999 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.4	—	Nova Holdings, Inc. and its Subsidiaries Stock Option and Restricted Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.5	—	Registration Rights Agreement dated May 31, 1996 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.6	—	Amendment Number One to the Registration Rights Agreement dated October 27, 1997 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.7	—	Amendment Number Two to the Registration Rights Agreement dated July 24, 1998 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.8	—	Stock Purchase Agreement dated as of June 5, 1997 among Dianne R. Martz, A.B. Charlton, III, the Company and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.9	—	Non-Disclosure and Non-Compete Agreement dated as of June 5, 1997 by and among Horizon Health Systems, Inc., the Company and Dianne R. Martz (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.10	—	Grant Agreement dated as of June 5, 1997 by and between Kyle Callahan and the Company (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (File Number 333-62679)).

Exhibit
Number		Description of Exhibits

10.11	—	Subscription and Restriction Agreement dated as of June 5, 1997 by and between the Company and Kyle Callahan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.12	—	Refunds Payable Escrow Agreement dated June 5, 1997 among First American National Bank, Nova Holdings, Inc. and Dianne Martz and A.B. Charlton, III (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.13	—	Amended and Restated Credit Agreement dated as of June 13, 2002 among Accredo Health, Incorporated as Borrower, Certain Subsidiaries of the Borrower as Guarantors and The Lenders Named Therein and Bank of America, N.A. as Agent.
10.14	—	Amended and Restated Pledge Agreement dated as of June 13, 2002 by and among the parties identified as “Pledgors” and Bank of America, N.A. as collateral agent.
10.15	—	Amended and Restated Security Agreement dated as of June 13, 2002 by and among the parties identified as “Grantors” and Bank of America, N.A. as collateral agent.
10.16	—	ISDA Master Agreement dated August 7, 1997 between NationsBank of Tennessee, N.A. and Nova Holdings, Inc. (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.17	—	Amended and Restated General Partnership Agreement of Children’s Hemophilia Services (incorporated by reference to Exhibit 10.61 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.18	—	Amendment Number One to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services and Restrictive Agreement dated January 5, 2000 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.19	—	First Amendment to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services dated June 30, 2000 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.20	—	Hemophilia Therapy Business Management, Services and Sales Agreement, dated November 10, 1998 between Horizon Health Systems, Inc., a Tennessee corporation, and Children’s Hemophilia Services, a California general partnership (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.21	—	Amended and Restated Distribution and Services Agreement effective as of January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.22	—	Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.23	—	Amendment to Amended and Restated Distribution and Services Agreement and Additional Services Agreement dated as of May 1, 2001 between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.24	—	Amended and Restated Distribution Agreement, dated January 1, 1998, by and between Nova Factor, Inc. and Genzyme Corporation (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

Exhibit
Number		Description of Exhibits

10.25	—	Incentive Stock Option Agreement of David Stevens dated May 31, 1996 (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.26	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated May 31, 1996 (incorporated by reference to Exhibit 10.47 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.27	—	Incentive Stock Option Agreement of John R. Grow dated May 31, 1996 (incorporated by reference to Exhibit 10.48 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.28	—	Incentive Stock Option Agreement of Kyle Callahan dated September 3, 1997 (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.29	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated February 9, 1998 (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.30	—	Non-Qualified Stock Option Agreement of Ken Melkus dated February 9, 1998 (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.31	—	Incentive Stock Option Agreement of Kyle Callahan dated February 9, 1998 (incorporated by reference to Exhibit 10.52 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.32	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated April 30, 1998 (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.33	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated July 10, 1998 (incorporated by reference to Exhibit 10.55 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.34	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 10, 1999 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.35	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 10, 1999 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.36	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 10, 1999 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.37	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 10, 1999 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.38	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.39	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.40	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2000 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

Exhibit
Number		Description of Exhibits

10.41	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2000 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.42	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2000 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.43	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2000 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.44	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 16, 2000 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.45	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2001 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.46	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2001 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.47	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2001 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.48	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2001 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.49	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2001 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.50	—	Incentive Stock Option Agreement of David Stevens dated November 1, 2000 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.51	—	Incentive Stock Option Agreement of John R. Grow dated November 1, 2000 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.52	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated November 1, 2000 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.53	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated November 1, 2000 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.54	—	Incentive Stock Option Agreement of Kyle J. Callahan dated November 1, 2000 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.55	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and David D. Stevens (incorporated by reference to Exhibit 10.55 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.56	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and John R. Grow (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

Exhibit
Number		Description of Exhibits

10.57	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Joel R. Kimbrough (incorporated by reference to Exhibit 10.57 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.58	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Kyle J. Callahan (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.59	—	Employment Agreement dated as of September 1, 1999 between Accredo Health, Incorporated and Thomas W. Bell, Jr. (incorporated by reference to Exhibit 10.59 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.60	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and David D. Stevens (incorporated by reference to Exhibit 10.13 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.61	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and John R. Grow (incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.62	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and Joel R. Kimbrough (incorporated by reference to Exhibit 10.15 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.63	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and Kyle J. Callahan (incorporated by reference to Exhibit 10.16 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.64	—	Amendment Number One to Employment Agreement effective as of September 1, 2000 between Accredo Health, Incorporated and Thomas W. Bell, Jr. (incorporated by reference to Exhibit 10.17 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
21.1	—	Subsidiaries
23.1	—	Consent of Ernst & Young LLP
24.1	—	Power of Attorney (contained on the signature pages of this report)
99.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002