Form 10-Q
period 2002-09-30
ACCREDO HEALTH INC
filed 2002-11-14
CIK 1068887

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (MARK ONE)

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

Yes  /X/    /No/

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                          OUTSTANDING AT NOVEMBER 1, 2002
COMMON STOCK, $0.01 PAR VALUE................            31,578,906
NON-VOTING COMMON STOCK, $0.01 PAR VALUE.....                     0
                                                         ----------
TOTAL COMMON STOCK...........................            31,578,906
                                                         ==========

                          ACCREDO HEALTH, INCORPORATED
                                      INDEX

Part I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed Consolidated Statements of Income (unaudited)
                  For the three months ended September 30, 2001 and 2002

           Condensed Consolidated Balance Sheets
                  June 30, 2002 and September 30, 2002 (unaudited)

           Condensed Consolidated Statements of Cash Flows (unaudited)
                  For the three months ended September 30, 2001 and 2002

           Notes to Condensed Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

Item 4.    Controls and Procedures

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (000'S OMITTED, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          Three
                                                                Months Ended September 30,
                                                               ---------------------------

                                                                    2002          2001
                                                                 ---------     ---------
Net patient revenue                                              $ 312,535     $ 122,295
Other revenue                                                        8,885         3,907
Equity in net income of joint ventures                                 345           446
                                                                 ---------     ---------
Total revenues                                                     321,765       126,648

Cost of sales                                                      255,825       107,012
                                                                 ---------     ---------
Gross profit                                                        65,940        19,636

General & administrative                                            30,744         8,481
Bad debts                                                            6,608         1,055
Depreciation and amortization                                        2,711           691
                                                                 ---------     ---------
Income from operations                                              25,877         9,409

Interest income (expense), net                                      (2,075)          514
Minority interest in consolidated subsidiary                          (484)         (319)
                                                                 ---------     ---------
Income before income taxes                                          23,318         9,604

Provision for income taxes                                           9,348         3,727
                                                                 ---------     ---------
Net income                                                       $  13,970     $   5,877
                                                                 =========     =========

Cash dividends declared on common stock                          $      --     $      --
                                                                 =========     =========
Net income per common share:

    Basic                                                        $    0.44     $    0.23
                                                                 =========     =========
    Diluted                                                      $    0.43     $    0.22
                                                                 =========     =========
Weighted average shares outstanding:

    Basic                                                       31,404,139    25,996,817
    Diluted                                                     32,206,432    26,848,897

     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (000'S OMITTED, EXCEPT SHARE DATA)

                                                                            (Unaudited)
                                                                           September 30,      June 30,
                                                                               2002             2002
                                                                          -----------------------------
ASSETS

Current assets:
        Cash and cash equivalents                                           $  10,886        $  42,913
        Patient accounts receivable, less allowance for
            doubtful accounts of $85,645 at September 30, 2002
            and $81,758 at June 30, 2002                                      330,725          335,253
        Due from affiliates                                                     3,625            2,255
        Other accounts receivable                                              20,788           22,555
        Inventories                                                           115,610          120,809
        Prepaids and other current assets                                       3,644            3,470
        Deferred income taxes                                                   7,560            5,954
                                                                            ---------        ---------
Total current assets                                                          492,838          533,209

Property and equipment, net                                                    28,227           23,796
Other assets:
        Joint venture investments                                               4,842            4,637
        Goodwill, net                                                         335,043          334,919
        Other intangible assets, net                                           26,760           28,268
                                                                            ---------        ---------
Total assets                                                                $ 887,710        $ 924,829
                                                                            =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
        Accounts payable                                                    $ 160,205        $ 185,047
        Accrued expenses                                                       24,547           31,369
        Income taxes payable                                                    8,142            1,701
        Current portion of long-term debt                                       5,000            5,312
                                                                            ---------        ---------
Total current liabilities                                                     197,894          223,429

Long-term debt                                                                194,375          224,688
Deferred income taxes                                                           4,739            4,383
Minority interest in consolidated joint venture                                 1,459            1,275
Stockholders' equity:
        Undesignated Preferred Stock, 5,000,000 shares
            authorized, no shares issued                                            -                -
        Common Stock, $.01 par value; 50,000,000 shares authorized;
            31,538,633 and 31,329,054 shares issued and outstanding at
            September 30, 2002 and June 30, 2002, respectively                    315              313
        Additional paid-in capital                                            417,752          413,161
        Accumulated other comprehensive loss                                     (374)              --
        Retained earnings                                                      71,550           57,580
                                                                            ---------        ---------
Total stockholders' equity                                                    489,243          471,054
                                                                            ---------        ---------

Total liabilities and stockholders' equity                                  $ 887,710        $ 924,829
                                                                            =========        =========

     See accompanying notes to condensed consolidated financial statements.

                          ACCREDO HEALTH, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (000'S OMITTED)
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                                  September 30,
                                                                              2002              2001
                                                                         ------------------------------
OPERATING ACTIVITIES:
Net income                                                                $   13,970        $    5,877

Adjustments to reconcile net income to net cash provided by
  operating activities:
        Depreciation and amortization                                          3,070               691
        Provision for losses on accounts receivable                            6,608             1,055
        Deferred income tax benefit                                           (1,250)             (150)
        Compensation resulting from stock transactions                            --                46
        Tax benefit of disqualifying disposition of stock options              2,611             1,662
        Minority interest in income of consolidated joint venture                484               319
Changes in operating assets and liabilities:
        Patient receivables and other                                         (4,455)           (5,608)
        Due from affiliates                                                   (1,369)               88
        Inventories                                                            5,199            (3,086)
        Prepaids and other current assets                                       (174)             (459)
        Accounts payable and accrued expenses                                (27,138)            2,626
        Income taxes payable                                                   6,441             1,400
                                                                          ----------        ----------
Net cash provided by operating activities                                      3,997             4,461

INVESTING ACTIVITIES:
Purchases of marketable securities                                                --            (3,500)
Purchases of property and equipment                                           (6,177)           (2,339)
Business acquisitions and joint venture investments                             (700)               --
Change in joint venture investments, net                                        (505)             (546)
                                                                          ----------        ----------
Net cash used in investing activities                                         (7,382)           (6,385)

FINANCING ACTIVITIES:
Decrease in long-term notes payable                                          (30,625)               --
Issuance of common stock                                                       1,983               728
                                                                          ----------        ----------
Net cash provided by (used in) financing activities                          (28,642)              728

                                                                          ----------        ----------
Decrease in cash and cash equivalents                                        (32,027)           (1,196)

Cash and cash equivalents at beginning of period                              42,913            54,520
                                                                          ----------        ----------
Cash and cash equivalents at end of period                                $   10,886        $   53,324
                                                                          ==========        ==========

     See accompanying notes to condensed consolidated financial statements.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 2002

1.       BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated ( the "Company" or "Accredo" ) have been included. Operating results for the three-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2002.

2.       STOCKHOLDERS' EQUITY

During the quarter, employees exercised stock options to acquire
209,579 shares of Accredo common stock at a weighted average exercise price of $9.46 per share.

3.       BUSINESS ACQUISITIONS - ASSETS TO BE SOLD

As discussed in footnote 3 of the consolidated financial statements in the Company's Annual Report on Form 10-K for the year ended June 30, 2002, the purchase price allocation associated with the Company's acquisition of the Specialty Pharmaceutical Services Division ("SPS business") of Gentiva Health Services, Inc. is preliminary due to the plans to exit the acute pharmacy business, which could have an impact on the allocation. The Company plans to exit the acute pharmacy business acquired as part of the SPS business by December 2002. The Company's intentions are to retain the accounts receivable of the acute pharmacy business and dispose of the other assets of the business, which are immaterial. The Company has accounted for the acute pharmacy business in accordance with EITF 87-11, "Allocation of Purchase Price to Assets to be Sold." In accordance with EITF 87-11, the expected net proceeds from the sale of the acute division, the expected results of the acute operations during the period from acquisition to disposal and the expected interest expense during the holding period on the incremental debt incurred to finance the acute business have been recorded as an adjustment to the purchase price. Any difference between the actual and expected results will result in an adjustment to goodwill, unless the adjustment results from a post-acquisition event. The results of operations of the acute division, amounting to a $390,000 loss, net of tax benefit, during the three month period ended September 30, 2002, are excluded from the Company's results of operations in the accompanying financial statements. The amount of interest expense allocated to the acute pharmacy business was $241,000, net of tax benefit, during the three month period ended September 30, 2002.

4.       COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows:

                                                             THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                            --------------------
                                                              2002         2001
                                                              ----         ----
Reported net income                                          13,970        5,877
Unrealized loss on interest rate swap contracts,
   net of tax benefit                                          <374>          --
                                                             ------        -----
Comprehensive income                                         13,596        5,877
                                                             ======        =====

The adjustments made in computing comprehensive income are reflected as a component of stockholders equity under the heading "accumulated other comprehensive loss".

5.       SUBSEQUENT EVENT

On November 4, 2002, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on November 15, 2002. Shareholders will receive one additional share of common stock on December 2, 2002 for every two shares held on the record date.

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

There may be events in the future that we are not accurately able to predict or over which we have no control. The risk factors discussed below, as well as any cautionary language in this quarterly report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Examples of these risks, uncertainties and events include the availability of new drugs, our relationships with the manufacturers whose drugs we handle, integration of the SPS business acquired from Gentiva, competitive or regulatory factors affecting the drugs we handle or their manufacturers, the demand for our services, our ability to expand through joint ventures and acquisitions, our ability to maintain existing pricing arrangements with suppliers, the impact of government regulation, our need for additional capital, the seasonality of our operations and our ability to implement our strategies and objectives.

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

RESULTS OF OPERATIONS

On June 13, 2002, we acquired the Specialty Pharmaceutical Services Division ("SPS business") of Gentiva Health Services, Inc. We acquired substantially all of the assets used in the SPS business including 100% of the outstanding stock in three of Gentiva's subsidiaries that were exclusively in the business conducted by the SPS business. The SPS business provides specialized contract pharmacy and related services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases previously served by us, the SPS business is also a leading provider of contract pharmacy and related services to patients with pulmonary arterial hypertension. The aggregate purchase price was $462.4 million (including $12.3 million of acquisition related costs) and consisted of $215.7 million of cash and 5,060,976 shares of common stock valued at $246.7 million. The results of the SPS business have been included in the consolidated financial statements since June 14, 2002.

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

Revenues. Total revenues increased 154% from $126.6 million to $321.8 million from the three months ended September 30, 2001 to the three months ended September 30, 2002. Net patient revenues increased 156% from $122.3 million to $312.5 million from the three months ended September 30, 2001 to the three months ended September 30, 2002. The increase is primarily due to the acquisitions of BioPartners in Care, Inc. in December 2001 and the Specialty Pharmaceutical Services division (SPS) of Gentiva Health Services, Inc. in June 2002. In addition, we experienced growth in our products for the treatments of multiple sclerosis, growth hormone disorders, Gaucher disease, hemophilia and autoimmune disorders and Pulmonary Arterial Hypertension as a result of volume growth with the addition of new patients and additional sales of product to existing patients.

As a result of the acquisition of the SPS business, revenues related to Hemophilia and Pulmonary Arterial Hypertension significantly increased as a percentage of our revenue during the quarter ended September 30, 2002 as compared to the three months ended September 30, 2001. Due to the additional revenue primarily resulting from the SPS business, the percentage of revenue generated by our product lines for Multiple Sclerosis and Gaucher's disease significantly decreased from the percentage of our total revenue in the corresponding period ended September 30, 2001. The percentage of our total revenue generated from sales of products for growth hormone related disorders and respiratory syncytial virus also decreased for the three month period ended September 30, 2002 as compared to the three month period ended September 30, 2001. Sales of Synagis(R) for the treatment of respiratory syncytial virus are seasonal and the majority of our sales occur during the second and third quarters of our fiscal year. The percentage of revenue derived from the sale of Synagis in the second and third quarters of our 2003 fiscal year is expected to increase from the percentage of revenue in the first quarter.

Cost of Services. Cost of services increased 139% from $107.0 million to $255.8 million from the three months ended September 30, 2001 to the three months ended September 30, 2002. As a percentage of revenues, cost of services decreased from 84.5% to 79.5% from the three months ended September 30, 2001 to the three months ended September 30, 2002, resulting in gross margins of 15.5% and 20.5% for the three months ended September 30, 2001 and 2002, respectively. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in the three months ended September 30, 2002. The primary drivers for the improvement in gross margins were increased revenues from hemophilia factor, intravenous immunoglobulin ("IVIG") for the treatment of autoimmune disorders and Flolan(R) for the treatment of pulmonary arterial hypertension. These products have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

General and Administrative. General and administrative expenses increased from $8.5 million to $30.7 million, or 261.2%, from the three months ended September 30, 2001 to the three months ended September 30, 2002. The increase is primarily due to the acquisitions completed during fiscal 2002. In addition, we experienced increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support revenue growth. As a percentage of revenues, general and administrative expenses increased from 6.7% to 9.6% from the three months ended September 30, 2001 to the three months ended September 30, 2002. The increase is due to the product mix changes discussed above. Our higher margin products, which were a larger percentage of our total revenues in the September 2002 quarter, have higher reimbursement, sales and other administrative support expenses than many of the other product lines we distribute.

Bad Debts. Bad debts increased from $1.1 million to $6.6 million from the three months ended September 30, 2001 to the three months ended September 30, 2002. As a percentage of revenues, bad debt expense increased from .8% to 2.1% from the three months ended September 30, 2001 to the three months ended September 30, 2002. The increase in bad debts as a percentage of revenues is primarily due to the acquisition of the SPS business, which resulted in an increase in the percentage of our revenues that were reimbursed by major medical benefit plans versus prescription card benefits. The majority of the reimbursements provided by major medical benefit plans are subject to much higher co-payment and deductible amounts resulting in higher bad debt.

Depreciation and Amortization. Depreciation expense increased from $.5 million to $1.2 million from the three months ended September 30, 2001 to the three months ended September 30, 2002, as a result of the acquisitions completed in fiscal 2002, purchases of property and equipment associated with our revenue growth and the expansion of our leasehold facility improvements. Amortization expense increased from $.2 million to $1.5 million from the three months ended September 30, 2001 to the three months ended September 30, 2002, due to the acquisitions completed in fiscal 2002.

Interest Income/Expense, Net. Interest income was $.5 million for the three months ended September 30, 2001 and interest expense was $2.1 million for the three months ended September 30, 2002. The change, amounting to $2.6 million, is due to the $230 million of debt incurred in June 2002 to finance the cash portion of the acquisition of the SPS business and the related acquisition costs.

Income Tax Expense. Our effective tax rate increased from 38.8% to 40.1% from the three months ended September 30, 2001 to the three months ended September 30, 2002. This increase is due to our expanded business operations in states with higher income tax rates. As a result of our SPS acquisition and the resulting increase in operating locations, a significant part of our business operations are now subject to tax in states with higher income tax rates than our previous operations, resulting in a higher effective state income tax rate. The difference between the recognized effective tax rate and the statutory federal rate of 35% is primarily attributable to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2002, working capital was $294.9 million, cash and cash equivalents were $10.9 million and the current ratio was 2.5 to 1.0.

Net cash provided by operating activities was $4.0 million for the three months ended September 30, 2002. During the three months ended September 30, 2002, accounts receivable decreased $2.2 million, inventories decreased $5.2 million and accounts payable and accrued expenses increased $20.7 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $7.4 million for the three months ended September 30, 2002. Cash used in investing activities consisted of $6.2 million for purchases of property and equipment, $.7 million for business acquisition costs and $.5 million of undistributed earnings from our joint ventures.

Net cash used in financing activities was $28.6 million for the three months ended September 30, 2002, which consisted of $30.6 million in debt repayments less $2.0 million from the net proceeds of stock option exercises.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the fiscal year ending June 30, 2003 will consist primarily of additional computer hardware, a fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet our growth. We expect the cost of our capital expenditures in fiscal year 2003 to be approximately $17.0 million, exclusive of any acquisitions of businesses. We expect to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit facility with our bank. In addition, in connection with our acquisition of BioPartners in Care, Inc., we may be obligated to make up to $16 million in earn-out payments during the next twelve months.

During 2002, we amended and restated our $60 million revolving credit facility with Bank of America, N.A. and other participating banks to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment due June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Tranche B Term Loan) due in periodic principal payments through March 2009. As of September 30, 2002, the total amount outstanding under the credit facility was $199.4 million, which included $75 million under the Tranche A Term Loan and $124.4 million under the Tranche B Term Loan.

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

On July 17, 2002, we entered into an interest rate swap to protect against fluctuations in interest rates. The agreement effectively converts for a period of one year $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 2.175%, plus the applicable margin rate as determined by the credit agreement.

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

The following table sets forth a summary of our contractual cash obligations as of September 30, 2002. The long-term debt is reflected on our balance sheet, while the lease commitments are disclosed as future obligations under accounting principles generally accepted in the United States.

Payments due for the year ending June 30 (in thousands):

                                   2003 (1)       2004         2005         2006          2007       Thereafter
                                   ----------------------------------------------------------------------------
Long-term debt:
   Revolving credit facility       $      -     $      -     $      -     $      -      $      -      $       -
   Tranche A term loan                3,750       15,000       16,875       22,500        16,875              -
   Tranche B term loan                  937        1,250        1,250        1,250        15,781        103,907
Operating leases                      5,374        5,914        4,692        2,166           587              -
                                   ----------------------------------------------------------------------------
  Total                            $ 10,061     $ 22,164     $ 22,817     $ 25,916      $ 33,243      $ 103,907
                                   ============================================================================

(1)      Cash obligations for the remainder of fiscal year ending June 30, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Information regarding our "Critical Accounting Policies and Estimates" can be found in our Annual Report on Form 10-K for our most recent fiscal year ended June 30, 2002, filed with the Securities and Exchange Commission on September 30, 2002. The three critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to allowance for doubtful accounts, allowance for contractual discounts and medical claims reserve. In addition, Note 1 to our audited financial statements contained within our most recent Annual Report on Form 10-K, contains a summary of our significant accounting policies.

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

         We derive a substantial percentage of our revenue and profitability from the sale of hemophilia product and intravenous immunoglobin (IVIG) that we primarily purchase from Baxter Healthcare Corporation, Bayer Corporation and Wyeth Pharmaceuticals. Approximately 40% of our revenue in the quarter ended September 30, 2002 was derived from the sale of IVIG and hemophilia product. During the quarter ended September 30, 2002 and the fiscal year ended June 30, 2002, the majority of our hemophilia product was purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and GlaxoSmithKline. Our revenue derived from these relationships was in excess of 36% of our revenue for the quarter ended September 30, 2002.

         Our agreements with these suppliers are short-term and cancelable by either party without cause on 30 to 90 days prior notice. These agreements also generally limit our ability to handle competing drugs during and, in some cases, after the term of the agreement, but allow the supplier to distribute through channels other than us. Further, these agreements provide that pricing and other terms of these relationships be periodically adjusted for changed market conditions or required service levels. Any termination or adverse adjustment to any of these relationships could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

OUR ABILITY TO GROW COULD BE LIMITED IF WE DO NOT EXPAND OUR EXISTING BASE OF DRUGS OR IF WE LOSE PATIENTS.

         We primarily sell 20 products. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets account for over 85% of our revenues with the drugs for hemophilia and autoimmune disorders constituting approximately 40% of our revenue for the quarter ended September 30, 2002:

         -   Hemophilia and Autoimmune Disorders

         -   Multiple Sclerosis

         -   Pulmonary Arterial Hypertension

         -   Gaucher Disease

         -   Growth Hormone-Related Disorders

         -   Respiratory Syncytial Virus

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

         - competing treatment from a new drug or a new use of an existing drug or orphan drug status;

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

         -   hospital-based pharmacies;

         -   retail pharmacies;

         -   home infusion therapy companies;

         - manufacturers that sell their products both to distributors and directly to users;

         -   comprehensive hemophilia treatment centers; and

         -   other alternative site health care providers.

         Many of our competitors have substantially greater resources and more established operations and infrastructure than we have. We are particularly at risk from any of our suppliers deciding to pursue its own distribution and services and not outsource these needs to companies like us. A significant factor in effective competition will be our ability to maintain and expand relationships with managed care companies, pharmacy benefit managers and other payors who can effectively determine the pharmacy source for their enrollees.

OUR BUSINESS COULD BE HARMED BY CHANGES IN MEDICARE OR MEDICAID.

         Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. According to a Kaiser Family Foundation report released on September 19, 2002, 45 states reported they took actions to decrease Medicaid spending on 2002, and 41 reported they would take additional actions to decrease Medicaid spending in 2003. As a result of the acquisition of the SPS business, we expect the percentage of our revenues attributable to federal and state programs to increase. In September 2002, the Bush administration proposed deep reductions in Medicare payments for a wide range of drugs provided as outpatient services by Hospitals. Among the drugs included in this proposal are Avonex(R), Remicade(R) and hemophilia products. We are not directly affected by this proposal as Medicare only reimburses for Avonex(R) and Remicade(R) dispensed in a hospital or physician clinic. However, if this proposal is adopted, we cannot predict whether state Medicaid programs would adopt similar pricing. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

OUR BUSINESS WILL SUFFER IF WE LOSE RELATIONSHIPS WITH PAYORS.

         We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2001 and 2002 and the quarter ended September 30, 2002, we derived approximately 81%, 79% and 72% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 4%, 3% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

         Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectable medications. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship, for example, our relationship with Aetna, Inc. and affiliates (which is terminable on 90 days notice), or an adverse change in the financial condition of a payor like Aetna, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

WE INCURRED ADDITIONAL DEBT TO ACQUIRE THE SPS BUSINESS OF GENTIVA HEALTH SERVICES, INC. WHICH MAY LIMIT OUR FUTURE FINANCIAL FLEXIBILITY.

         The current level of our debt will have several important effects on our future operations, including, among others:

         - A significant portion of our cash flow from operations will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes;

         - Our debt covenants will require us to meet financial tests, and may impose other limitations that may limit our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

         - Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

         - Failure to meet our debt covenants could result in foreclosure by our lenders;

         - We may be at a competitive disadvantage to similar companies that have less debt; and

         - Our vulnerability to adverse economic and industry conditions may increase.

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

IF ANY OF OUR RELATIONSHIPS WITH MEDICAL CENTERS ARE DISRUPTED OR
CANCELLED, OUR BUSINESS COULD BE HARMED.

         We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 2001 and 2002 and the quarter ended September 30, 2002, we derived approximately 4%, 4% and 1%, respectively, of our income before income taxes from equity in the net income of unconsolidated joint ventures.

         Since April 2000, we have owned 80% of one of our joint ventures with Children's Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal years ended June 30, 2001 and 2002 and 8% of our income before income taxes for the quarter ended September 30, 2002.

         In addition to joint venture relationships, we also provide pharmacy management services to several medical centers.

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

IF ADDITIONAL PROVIDERS OBTAIN ACCESS TO FAVORABLE PHS PRICING FOR DRUGS WE HANDLE, OUR BUSINESS COULD BE HARMED.

         The federal pricing program of the Public Health Service, commonly known as PHS, allows hospitals and hemophilia treatment centers to obtain discounts on clotting factor. While we are able to access PHS pricing through our contracts to provide contract pharmacy services to hemophilia treatment centers, we are not eligible to participate directly in these programs. Increased competition from hospitals and hemophilia treatment centers that have such favorable pricing may reduce our profit margins.

OUR ACQUISITION AND JOINT VENTURE STRATEGY MAY NOT BE SUCCESSFUL, WHICH COULD CAUSE OUR BUSINESS AND FUTURE GROWTH PROSPECTS TO SUFFER.

         As part of our growth strategy, we continue to evaluate acquisition and joint venture opportunities, but we cannot predict or provide assurance that we will complete any future acquisitions or joint ventures. Acquisitions and joint ventures involve many risks, including:

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

         -   physician prescribing patterns;

         -   general political and economic conditions;

         -   interest rate fluxuations; and

         -   adverse experience in collection of accounts receivable.

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

IF SOME OF THE DRUGS THAT WE PROVIDE LOSE THEIR "ORPHAN DRUG" STATUS, WE COULD FACE MORE COMPETITION.

         Our business could also be adversely affected by the expiration or challenge to the "orphan drug" status that has been granted by the FDA to some of the drugs that we handle. When the FDA grants "orphan drug" status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. Not all of the drugs that we sell which are related to our core disease states have "orphan drug" status. The "orphan drug" status applicable to drugs related to the seven core disease states that we handle expires (or expired) as follows:

         - Flolan(R) expired September 2002 (primary pulmonary hypertension) and expires April 2007 (secondary pulmonary hypertension due to intrinsic pulmonary vascular disease);

         -   AVONEX(R) expires May 2003;

         -   Nutropin(R) Depot expires July 2007;

         -   Tracleer(TM) expires November 2008;

         -   Remodulin(R) expires May 2009.

         However, despite orphan drug status, there are competing products on the market for Avonex and human growth hormone products, including Nutropin(R) Depot. Tracleer(TM), Remodulin(R) and Flolan(R) also compete in the treatments of pulmonary arterial hypertension. The loss of orphan drug status, or approval of new drugs notwithstanding orphan drug status, could result in additional competitive drugs entering the market, which could harm our business. For example, despite the orphan drug status of AVONEX(R), the FDA recently approved a competitive drug called Rebif(R), which we do not currently expect to handle.

RECENT INVESTIGATIONS INTO REPORTING OF AVERAGE WHOLESALE PRICES COULD REDUCE OUR PRICING AND MARGINS.

         Many government payors, including Medicare and Medicaid, pay us directly or indirectly at a percentage off the drug's average wholesale price (or AWP). We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by several private companies, including First DataBank, Inc. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic AWP for a number of the clotting factor and IVIG products that we sell.

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

         We cannot predict the eventual results of the government investigations, lawsuits and the changes made by First DataBank. If government payors or private payors revise their pricing based on new methods of calculating the AWP for drugs we handle or implement reimbursement methodology based on some value other than AWP, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

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

There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings. As of September 30, 2002, we had goodwill, net of accumulated amortization, of approximately $335 million, or 37.7% of total assets and 68% of stockholders' equity.

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

We use derivative financial instruments to manage some of our exposure to rising interest rates on our variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. We have fixed the interest rate through July 21, 2003 on $120.0 million of our variable-rate debt through the use of a variable-to-fixed interest rate swap. As a result, we will not benefit from any decrease in interest rates nor will we be subjected to any detriment from rising interest rates on this portion of our debt during the period of the swap agreement. Accordingly, a 100 basis point decrease in interest rates along the entire yield curve would not increase pre-tax income by $300,000 for a quarter as would be expected without this financial instrument. However, a 100 basis point increase in interest rates along the entire yield curve would also not decrease pre-tax income by $300,000 for the same period as a result of using this derivative financial instrument.

For the remaining portion of our variable-rate debt, we have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but we will also be harmed by rising interest rates on this portion of our debt. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $200,000 during a quarter. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of $200,000 for the same period.

Actual changes in rates may differ from the hypothetical assumptions used in computing the exposures in the examples cited above.

ITEM 4. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures

         Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing of this report and concluded, as of the date that evaluation was completed, that our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)      Changes in Internal Controls

         There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the date last evaluated.

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On November 4, 2002, the Company announced a three-for-two stock split in the form of a 50% stock dividend for shareholders of record on November 15, 2002. Shareholders will receive one additional share of common stock on December 2, 2002 for every two shares held on the record date.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit 3.1 Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated

Exhibit 10.1      Stock Option Agreement of David D. Stevens dated
                  September 3, 2002

Exhibit 10.2      Stock Option Agreement of John R. Grow dated September 3, 2002

Exhibit 10.3      Stock Option Agreement of Joel R. Kimbrough dated
                  September 3, 2002

Exhibit 10.4      Stock Option Agreement of Kyle J. Callahan dated
                  September 3, 2002

Exhibit 10.5      Stock Option Agreement of Barbara H Biehner dated
                  June 24, 2002

Exhibit 10.6      Stock Option Agreement of Barbara H. Biehner dated
                  September 3, 2002

Exhibit 10.7      Employment Agreement effective as of September 1, 2001 between
                  Accredo Health, Incorporated and David D. Stevens

Exhibit 10.8      Employment Agreement effective as of September 1, 2002 between
                  Accredo Health, Incorporated and John R. Grow

Exhibit 10.9      Employment Agreement effective as of September 1, 2001 between
                  Accredo Health, Incorporated and Joel R. Kimbrough

Exhibit 10.10     Employment Agreement effective as of September 1, 2002 between
                  Accredo Health, Incorporated and Kyle J. Callahan

(b)      Reports on Form 8-K

         None

                                    Signature

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2002          Accredo Health, Incorporated

                           BY: /s/ David D. Stevens
                               -------------------------------
                               David D. Stevens
                               Chairman of the Board and
                               Chief Executive Officer

                               /s/ Joel R. Kimbrough
                               -------------------------------
                               Joel R. Kimbrough
                               Senior Vice President, Chief
                               Financial Officer and Treasurer

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David D. Stevens, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Accredo Health, Incorporated ("the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                                     /s/ David D. Stevens
                                                     -----------------------
                                                     David D. Stevens
                                                     Chief Executive Officer

     CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joel R. Kimbrough, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Accredo Health, Incorporated ("the registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         e) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

                                             /s/ Joel R. Kimbrough
                                             ----------------------
                                             Joel R. Kimbrough
                                             Chief Financial Officer

                                  Exhibit Index

Exhibit
Number                          Description of Exhibits
------                          -----------------------

3.1 Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated

10.1     Stock Option Agreement of David D. Stevens dated September 3, 2002

10.2     Stock Option Agreement of John R. Grow dated September 3, 2002

10.3     Stock Option Agreement of Joel R. Kimbrough dated September 3, 2002

10.4     Stock Option Agreement of Kyle J. Callahan dated September 3, 2002

10.5     Stock Option Agreement of Barbara H Biehner dated June 24, 2002

10.6     Stock Option Agreement of Barbara H. Biehner dated September 3, 2002

10.7     Employment Agreement effective as of September 1, 2001 between
         Accredo Health, Incorporated and David D. Stevens

10.8     Employment Agreement effective as of September 1, 2002 between
         AccredoHealth, Incorporated and John R. Grow

10.9     Employment Agreement effective as of September 1, 2001 between
         Accredo Health, Incorporated and Joel R. Kimbrough

10.10    Employment Agreement effective as of September 1, 2002 between
         Accredo Health, Incorporated and Kyle J. Callahan