Form 10-Q
period 2002-12-31
ACCREDO HEALTH INC
filed 2003-02-14
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☒    No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT January 24, 2003

COMMON STOCK, $0.01 PAR VALUE	47,577,368

TOTAL COMMON STOCK	47,577,368

ACCREDO HEALTH, INCORPORATED
INDEX

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income (unaudited) For the three months and six months ended December 31, 2001 and 2002
Condensed Consolidated Balance Sheets June 30, 2002 and December 31, 2002 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) For the six months ended December 31, 2001 and 2002
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
Part II — OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders
Item 6. Exhibits and Reports on Form 8-K

Note: Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,

	2002	2001	2002	2001

Net patient revenue	$666,304	$277,845	$353,769	$155,550
Other revenue	18,923	8,116	10,038	4,209
Equity in net income of joint ventures	940	873	595	427

Total revenues	686,167	286,834	364,402	160,186
Cost of sales	546,671	242,771	290,846	135,759

Gross profit	139,496	44,063	73,556	24,427
General & administrative	63,413	19,303	32,669	10,822
Bad debts	14,242	2,056	7,634	1,001
Depreciation and amortization	5,573	1,462	2,862	771

Income from operations	56,268	21,242	30,391	11,833
Interest income (expense), net	(4,070)	800	(1,995)	286
Minority interest in consolidated subsidiary	(1,003)	(633)	(519)	(314)

Income before income taxes	51,195	21,409	27,877	11,805
Provision for income taxes	20,176	8,315	10,828	4,588

Net income	$31,019	$13,094	$17,049	$7,217

Cash dividends declared on common stock	$—	$—	$—	$—

Earnings per share:
Basic	$0.66	$0.34	$0.36	$0.18
Diluted	$0.64	$0.32	$0.35	$0.18
Weighted average shares outstanding:
Basic	47,279,578	39,039,020	47,452,947	39,082,812
Diluted	48,462,242	40,330,074	48,614,834	40,386,801

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	December 31,	June 30,
	2002	2002

ASSETS
Current assets:
Cash and cash equivalents	$36,343	$42,913
Patient accounts receivable, less allowance for doubtful accounts of $88,719 at December 31, 2002 and $81,758 at June 30, 2002	355,275	335,253
Due from affiliates	3,143	2,255
Other accounts receivable	19,784	22,555
Inventories	114,980	120,809
Prepaids and other current assets	2,889	3,470
Deferred income taxes	8,243	5,954

Total current assets	540,657	533,209
Property and equipment, net	28,928	23,796
Other assets:
Joint venture investments	5,067	4,637
Goodwill, net	337,314	334,919
Other intangible assets, net	25,252	28,268

Total assets	$937,218	$924,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$194,600	$185,047
Accrued expenses	23,357	31,369
Income taxes payable	1,549	1,701
Current portion of long-term debt	12,500	5,312

Total current liabilities	232,006	223,429
Long-term debt	186,563	224,688
Deferred income taxes	6,091	4,383
Minority interest in consolidated joint venture	1,778	1,275
Stockholders’ equity:
Undesignated Preferred Stock, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized; 47,577,368 and 46,993,581 shares issued and outstanding at December 31, 2002 and June 30, 2002, respectively	476	470
Additional paid-in capital	422,072	413,004
Accumulated other comprehensive loss	(366)	—
Retained earnings	88,598	57,580

Total stockholders’ equity	510,780	471,054

Total liabilities and stockholders’ equity	$937,218	$924,829

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Six Months Ended
	December 31,

	2002	2001

OPERATING ACTIVITIES:
Net income	$31,019	$13,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,374	1,462
Provision for losses on accounts receivable	14,242	2,056
Deferred income tax benefit	(582)	(117)
Compensation resulting from stock transactions	—	92
Tax benefit of disqualifying disposition of stock options	4,425	1,946
Minority interest in income of consolidated joint venture	1,003	632
Changes in operating assets and liabilities:
Patient receivables and other	(35,635)	(26,780)
Due from affiliates	(888)	464
Inventories	5,829	(13,528)
Prepaids and other current assets	582	(484)
Accounts payable and accrued expenses	6,089	28,700
Income taxes payable	(152)	1,416

Net cash provided by operating activities	32,306	8,953
INVESTING ACTIVITIES:
Purchases of marketable securities	—	(6,000)
Proceeds from sales and maturities of marketable securities	—	4,500
Purchases of property and equipment	(8,813)	(3,603)
Business acquisitions and joint venture investments	(2,845)	(37,443)
Change in joint venture investments, net	(930)	(933)

Net cash used in investing activities	(12,588)	(43,479)
FINANCING ACTIVITIES:
Decrease in long-term notes payable	(30,937)	(6,111)
Issuance of common stock	4,649	1,482

Net cash used in financing activities	(26,288)	(4,629)

Decrease in cash and cash equivalents	(6,570)	(39,155)
Cash and cash equivalents at beginning of period	42,913	54,520

Cash and cash equivalents at end of period	$36,343	$15,365

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2002

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated ( the “Company” or “Accredo” ) have been included. Operating results for the three and six-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

     The balance sheet at June 30, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

2. STOCKHOLDERS’ EQUITY

     During the quarter ended December 31, 2002, employees exercised stock options to acquire 229,871 shares of Accredo common stock for a weighted average exercise price of $9.92 per share.

     Employees of the Company also acquired 39,866 shares of Accredo common stock during the quarter pursuant to the provisions of the Company’s Employee Stock Purchase Plan at a price of approximately $25.10 per share. Shares acquired under the plan were purchased on December 31, 2002 from employee funds accumulated via payroll deductions from July through December, 2002.

3. STOCK SPLIT

     On November 4, 2002, the Company announced a three-for-two stock split in the form of a 50% stock dividend payable on December 2, 2002 for shareholders of record on November 15, 2002. Shareholders received one additional share of common stock on December 2, 2002 for every two shares held on the record date. The Company has computed earnings per share for the six-month and three-month periods presented in this Form 10-Q on a post-split basis.

     4.     BUSINESS ACQUISITIONS – ASSETS TO BE SOLD

     As discussed in footnote 3 of the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002, the purchase price allocation associated with the Company’s acquisition of the Specialty Pharmaceutical Services Division (“SPS business”) of Gentiva Health Services, Inc. was preliminary due to the plans to exit the acute pharmacy business, which could have an impact on the allocation. The Company has exited the acute pharmacy business as of December 31, 2002. In exiting the acute pharmacy business, the Company retained the accounts receivable of the business and sold or otherwise disposed of the other assets, which were immaterial. The Company accounted for the acute pharmacy business in accordance with EITF 87-11, “Allocation of Purchase Price to Assets to be Sold.” In accordance with EITF 87-11, the expected net proceeds from the sale of the acute division, the expected results of the acute operations during the period from acquisition to disposal and the expected interest expense during the holding period on the incremental debt incurred to finance the acute business were originally recorded as an adjustment to the purchase price. Differences between the actual and expected results, and additional estimated costs to collect the retained accounts receivable, have resulted in increases to goodwill of approximately $2.4 million since June 30, 2002. The results of operations of the acute division, amounting to a $390,000 loss, net of tax benefit, during the three month period ended September 30, 2002 and a $1,537,000 loss, net of tax benefit, during the three month period ended December 31, 2002, are excluded from the Company’s results of operations in the accompanying financial statements. The amount of interest expense, net of tax benefit, allocated to the acute pharmacy business during the three-month periods ended September 30, 2002 and December 31, 2002 was $241,000 and $204,000, respectively.

5. COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows:

	Six Months Ended December 31,		Three Months Ended December 31,

	2002	2001	2002	2001

Reported net income	31,019	13,094	17,049	7,217
Unrealized gain (loss) on interest rate swap contracts, net of tax benefit	(366)	—	8	—

Comprehensive income	30,653	13,094	17,057	7,217

The adjustments made in computing comprehensive income are reflected as a component of stockholders equity under the heading “accumulated other comprehensive loss”.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding our product mix for periods following December 31, 2002;

•	our expectations regarding our payor mix for periods following December 31, 2002;

•	our expectations regarding the scope and cost of our capital expenditures following December 31, 2002;

•	our sources and availability of funds to satisfy our working capital needs;

•	our critical accounting policies; and

•	our expectations regarding the percentage of our revenues attributable to federal and state programs.

The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in Part I, Item 2 of this report under the sub-heading “Risk Factors.”

You should read this report, the information incorporated by reference into this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may be materially different from what we currently expect or anticipate. You should be aware that the occurrence of any of the events described in the risk factors discussed elsewhere in this quarterly report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition and business. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

The forward-looking statements contained in this report reflect our views and assumptions only as of the date this report is signed. Except as required by law, we assume no responsibility for updating any forward-looking statements.

We qualify all of our forward-looking statements by these cautionary statements. In addition, with respect to all of our forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

RESULTS OF OPERATIONS

On June 13, 2002, we acquired the Specialty Pharmaceutical Services Division (“SPS division”) of Gentiva Health Services, Inc. (“Gentiva”). We acquired substantially all of the assets used in the SPS division including 100% of the outstanding stock in three of Gentiva’s subsidiaries that were exclusively in the business conducted by the SPS division. The SPS division provides specialty retail pharmacy services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases previously served by us, the SPS division is also a leading provider of specialty retail pharmacy services to patients with Pulmonary Arterial Hypertension (PAH). As a result of the acquisition, we expect to be a leading specialty retail pharmacy. The aggregate purchase price paid was $464.7 million (including $14.6 million of acquisition related costs) and consisted of $218 million of cash and accrued liabilities and 5,060,976 shares of common stock valued at $246.7 million. The results of the SPS division’s operations have been included in the consolidated financial statements since June 14, 2002.

OVERVIEW

We provide specialty retail pharmacy services for the treatment of patients with costly, chronic diseases. We derive revenues primarily from the retail sale of 15 drugs to patients. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The following table presents the percentage of our total revenues generated from sales with respect to the diseases that we primarily serve:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

Hemophilia and Autoimmune Disorders	37%	24%	38%	25%
Multiple Sclerosis	14%	32%	15%	35%
Pulmonary Arterial Hypertension	13%	0%	13%	0%
Gaucher Disease	9%	19%	10%	20%
Growth Hormone-Related Disorders	7%	9%	7%	10%
Respiratory Syncytial Virus	8%	15%	5%	9%

We anticipate that our product mix for the remainder of our fiscal year 2003 will be similar to the product mix achieved in the six months ended December 31, 2002.

Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Six Months Ended
	June 30, 2001	June 30, 2002	December 31, 2002

Non-governmental	81%	79%	73%
Governmental:
Medicaid	17%	19%	19%
Medicare	2%	2%	8%

The increase in Medicare reimbursement and the related decrease in non-governmental reimbursement is due to the increase in revenues from hemophilia factor and Flolan®, for PAH, as a result of the acquisition of the SPS division. These are the only products we distribute, for which we are reimbursed directly by Medicare. We anticipate that our payor mix for the remainder of our fiscal year 2003 will be similar to the payor mix achieved in the six months ended December 31, 2002.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

Revenues. Total revenues increased 127% from $160.2 million to $364.4 million from the three months ended December 31, 2001 to the three months ended December 31, 2002. Net patient revenues increased 127% from $155.6 million to $353.8 million from the three months ended December 31, 2001 to the three months ended December 31, 2002. The increase is primarily due to the acquisitions of BioPartners In Care, Inc. in December 2001 and the Specialty Pharmaceutical Services division (SPS) of Gentiva Health Services, Inc. in June 2002. In addition, we experienced volume growth with the addition of new patients and additional sales of product to existing patients. We also experienced an increase in our seasonal drug Synagis® for the treatment of Respiratory Syncytial Virus (RSV) as a result of increased patient volume. Sales of Synagis® are seasonal and the majority of our sales occur during the second and third quarters of our fiscal year.

As the table above indicates, the acquisition of the SPS business resulted in a significant increase in the percentage of our revenues related to hemophilia, autoimmune disorders and PAH from 24% to 50% from the three months ended December 31, 2001 to the three months ended December 31, 2002. In addition, the acquisition of the SPS business resulted in a significant decrease in the percentage of our revenues related to multiple sclerosis, Gaucher disease and Respiratory Syncytial Virus from 66% to 31% from the three months ended December 31, 2001 to the three months ended December 31, 2002.

During the quarter, we began a transition to distributing Bio-Technology General Corp.’s products Oxandrin® and Delatestryl® on a consignment basis. After this transition, we will no longer record the revenue for the sale of these products, but we will continue to receive and record a distribution fee. The transition to this new arrangement will be fully implemented by April 30, 2003. In addition, in the third quarter we plan to sell the infertility business that was acquired as part of the BioPartners In Care, Inc. acquisition. Revenues from Oxandrin® , Delatestryl® and the infertility products amounted to approximately $25 million in the December quarter.

Cost of sales. Cost of sales increased 114% from $135.8 million to $290.8 million from the three months ended December 31, 2001 to the three months ended December 31, 2002, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of sales decreased from 84.8% to 79.8% from the three months ended December 31, 2001 to the three months ended December 31, 2002 resulting in gross margins of 15.2% and 20.2% for the three months ended December 31, 2001 and 2002, respectively. Gross margins for the individual products have remained relatively stable. However, the change in product mix as a result of the SPS acquisition discussed above, resulted in an increase in the composite gross margin in the three months ended December 31, 2002. The primary drivers for the improvement in gross margins were increased revenues from our higher margin products. In addition, we benefited from lower acquisition costs on some products that we distribute.

General and Administrative. General and administrative expenses increased from $10.8 million to $32.7 million, or 203%, from the three months ended December 31, 2001 to the three months ended December 31, 2002. The increase is primarily due to the acquisitions completed during fiscal 2002. In addition, we experienced increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs, and the addition of office space and related furniture and fixtures to support the revenue growth. As a percentage of revenues, general and administrative expenses increased from 6.7% to 9.0% from the three months ended December 31, 2001 to the three months ended December 31, 2002. The increase in general administrative expenses as a percentage of revenues is due to the product mix changes discussed above. Our higher margin products, which were a larger percentage of our total revenues in the three months ended December 31, 2002, have higher reimbursement, sales and other administrative support expenses than many of the other products we distribute.

Bad Debts. Bad debts increased from $1.0 million to $7.6 million from the three months ended December 31, 2001 to the three months ended December 31, 2002. As a percentage of revenues, bad debt expense increased from .6% to 2.1% from the three months ended December 31, 2001 to the three months ended December 31, 2002. The increase in bad debts as a percentage of revenues is primarily due to the acquisition of the SPS business, which resulted in an increase in the percentage of our revenues that were reimbursed by major medical benefit plans versus prescription card benefits. The majority of the reimbursements provided by major medical benefit plans are subject to much higher co-payment and deductible amounts resulting in higher bad debt expense.

Depreciation and Amortization. Depreciation expense increased from $.5 million to $1.4 million from the three months ended December 31, 2001 to the three months ended December 31, 2002, as a result of the acquisitions completed in fiscal 2002, purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense increased from $.3 million to $1.5 million from the three months ended December 31, 2001 to the three months ended December 31, 2002, due to the acquisitions completed in fiscal 2002.

Interest Income/Expense, Net. Interest income was $.3 million for the three months ended December 31, 2001 and interest expense was $2.0 million for the three months ended December 31, 2002. The change, amounting to $2.3 million, is due to the $230 million of debt incurred in June 2002 to finance the cash portion of the SPS acquisition and the related acquisition costs.

Income Tax Expense. The effective tax rate was 38.9% and 38.8% for the three months ended December 31, 2001 and 2002, respectively. The difference between the recognized effective tax rate and the statutory rate of 35% is primarily attributable to state income taxes.

SIX MONTHS ENDED DECEMBER 31, 2002 COMPARED TO SIX MONTHS ENDED DECEMBER 31, 2001

Revenues. Total revenues increased 139% from $286.8 million to $686.2 million from the six months ended December 31, 2001 to the six months ended December 31, 2002. Net patient revenues increased 140% from $277.8 million to $666.3 million from the six months ended December 31, 2001 to the six months ended December 31, 2002. The increase is primarily due to the acquisitions of BioPartners In Care, Inc. in December 2001 and SPS in June 2002. In addition, we experienced volume growth with the addition of new patients and additional sales of product to existing patients. We also experienced an increase in our seasonal drug Synagis® for the treatment of RSV as a result of increased patient volume. Sales of Synagis® are seasonal and the majority of our sales occur during the second and third quarters of our fiscal year.

As the table above indicates, the acquisition of the SPS business resulted in a significant increase in the percentage of our revenues related to hemophilia, autoimmune disorders and PAH from 25% to 51% from the six months ended December 31, 2001 to the six months ended December 31, 2002. In addition, the acquisition of the SPS business resulted in a significant decrease in the percentage of our revenues related to multiple sclerosis, Gaucher disease and Respiratory Syncytial Virus from 64% to 30% from the six months ended December 31, 2001 to the six months ended December 31, 2002.

Cost of sales. Cost of sales increased 125% from $242.8 million to $546.7 million from the six months ended December 31, 2001 to the six months ended December 31, 2002, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of sales decreased from 84.6% to 79.7% from the six months ended December 31, 2001 to the six months ended December 31, 2002 resulting in gross margins of 15.4% and 20.3% for the six months ended December 31, 2001 and 2002, respectively. Gross margins for the individual products have remained relatively stable. However, the change in product mix as a result of the SPS acquisition discussed above, resulted in an increase in the composite gross margin in the six months ended December 31, 2002. The primary drivers for the improvement in gross margins were increased revenues from our higher margin products. In addition, we benefited from lower acquisition costs on some products that we distribute.

General and Administrative. General and administrative expenses increased from $19.3 million to $63.4 million, or 228%, from the six months ended December 31, 2001 to the six months ended December 31, 2002. This increase is primarily due to the acquisitions completed during fiscal 2002. In addition, we experienced increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs, and the addition of office space and related furniture and fixtures to support the revenue growth. As a percentage of revenues, general and administrative expenses increased from 6.7% to 9.2% from the six months ended December 31, 2001 to the six months ended December 31, 2002. The increase in general and administrative expenses as a percentage of revenues is due to the product mix changes discussed above. Our higher margin products, which were a larger percentage of our total revenues in the six months ended December 31, 2002, have higher reimbursement, sales and other administrative support expenses than many of the other product lines we distribute.

Bad Debts. Bad debts increased from $2.1 million to $14.2 million from the six months ended December 31, 2001 to the six months ended December 31, 2002. As a percentage of revenues, bad debt expense increased from .7% to 2.1% from the six months ended December 31, 2001 to the six months ended December 31, 2002. The increase in bad debts as a percentage of revenues is primarily due to the acquisition of the SPS business, which resulted in an increase in the percentage of our revenues that were reimbursed by major medical benefit plans versus prescription card benefits. The majority of the reimbursements provided by major medical benefit plans are subject to much higher co-payment and deductible amounts resulting in higher bad debt expense.

Depreciation and Amortization. Depreciation expense increased from $1.0 million to $2.6 million from the six months ended December 31, 2001 to the six months ended December 31, 2002, as a result of the acquisitions completed in fiscal 2002, purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense increased from $.5 million to $3.0 million from the six months ended December 31, 2001 to the six months ended December 31, 2002, due to the acquisitions completed in 2002.

Interest Income/Expense, Net. Interest income was $.8 million for the six months ended December 31, 2001 and interest expense was $4.1 million for the six months ended December 31, 2002. The change, amounting to $4.9 million, is due to the $230 million of debt incurred in June 2002 to finance the cash portion of the SPS acquisition and the related acquisition costs.

Income Tax Expense. The effective tax rate was 38.8% and 39.4% for the six months ended December 31, 2001 and 2002, respectively. The difference between the recognized effective tax rate and the statutory rate of 35% is primarily attributable to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2002, working capital was $308.7 million, cash and cash equivalents were $36.3 million and the current ratio was 2.3 to 1.0.

Net cash provided by operating activities was $32.3 million for the six months ended December 31, 2002. During the six months ended December 31, 2002, accounts receivable increased $21.4 million, inventories decreased $5.8 million and accounts payable, accrued expenses and income taxes increased $5.9 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $12.6 million for the six months ended December 31, 2002. Cash used in investing activities consisted of $8.8 million for purchases of property and equipment, $2.9 million for business acquisition costs and $.9 million of undistributed earnings from our joint ventures.

Net cash used in financing activities was $26.3 million for the six months ended December 31, 2002, which consisted of $30.9 million in debt repayments less $4.6 million from the net proceeds of stock option exercises and employee stock purchase plan transactions.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the fiscal year ending June 30, 2003 will consist primarily of additional computer hardware, a fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2003 to be approximately $17.0 million, exclusive of any acquisitions of businesses. In addition, on February 11, 2003 our obligation became fixed to make a $16 million earn-out payment in connection with our acquisition of BioPartners In Care, Inc. This obligation will be paid during the quarter ended March 31, 2003 and will be recorded as an increase in the goodwill related to the acquisition. We expect to fund these expenditures and obligations through cash provided by operating activities and/or borrowings under the revolving credit agreement with our bank.

During 2002, we amended and restated our $60 million revolving credit facility with Bank of America, N.A. and other participating banks to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment due June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Tranche B Term Loan) due in periodic principal payments through March 2009. The amount available to borrow under this credit facility is based upon our leverage ratio calculated as of the end of each quarter. Based upon the leverage ratio as of December 31, 2002, the total amount available to borrow is $285.7 million. As of December 31, 2002, the total amount outstanding under the credit facility was $199.1 million, which included $75 million under the Tranche A Term Loan and $124.1 million under the Tranche B Term Loan.

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

On July 17, 2002, we entered into an interest rate swap to protect against fluctuations in interest rates. The agreement effectively converts for a period of one year, $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 2.175%, plus the applicable margin rate as determined by the credit agreement.

On December 2, 2002, we completed a three-for-two stock split, in the form of a 50% stock dividend to shareholders of record on November 15, 2002. All historical references to common shares and earnings per share amounts included in this report on Form 10-Q and in our condensed consolidated financial statements and notes thereto have been restated to reflect the three-for-two split.

On February 6, 2003, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 providing for the offer, from time to time, of various securities, up to an aggregate of $500 million. The shelf registration statement will enable us to more efficiently raise funds from the offering of securities covered by the shelf registration statement , subject to market conditions and our capital needs.

We believe that our cash from operations, cash available under the revolving credit facility and the proceeds from any offering of debt or equity securities allowed by the shelf registration statement will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report on Form 10-K for our most recent fiscal year ended June 30, 2002, filed with the SEC on September 30, 2002. The three critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to allowance for doubtful accounts, allowance for contractual discounts and medical claims reserve. In addition, Note 1 to our audited financial statements contained within our most recent Annual Report on Form 10-K, contains a summary of our significant accounting policies.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to adopt policies and make significant judgements and estimates to develop amounts reflected and disclosed in the financial statements. In many cases, there are alternative policies or estimation techniques that could be used. We maintain a thorough process to review the application of our accounting policies and to evaluate the appropriateness of the many estimates that are required to prepare the financial statements. However, estimates routinely require adjustment based on changing circumstances and the receipt of new or better information.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for stock options using the fair value method. We have not adopted the fair value of accounting provisions of SFAS 123, therefore, the transition provisions of SFAS 148 will not apply. However, SFAS 148 will require additional disclosures in our interim and annual reports beginning with our March 2003 report on Form 10-Q.

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

     We derive a substantial percentage of our revenue and profitability from the sale of hemophilia product and intravenous immunoglobin (IVIG) that we primarily purchase from Baxter Healthcare Corporation, Bayer Corporation and Wyeth Pharmaceuticals. Approximately 38% of our revenue in the six-month period ended December 31, 2002 was derived from the sale of IVIG and hemophilia product. During the six months ended December 31, 2002 and the fiscal year ended June 30, 2002, the majority of our hemophilia product was purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and GlaxoSmithKline. Our revenue derived from these relationships represented approximately 39% of our revenue for the six months ended December 31, 2002.

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

     We primarily sell 15 products. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets account for approximately 88% of our revenues, with the drugs for hemophilia and autoimmune disorders constituting approximately 38% of our revenue for the six months ended December 31, 2002:

•	Hemophilia and Autoimmune Disorders

•	Multiple Sclerosis

•	Pulmonary Arterial Hypertension

•	Gaucher Disease

•	Growth Hormone-Related Disorders

•	Respiratory Syncytial Virus

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

     Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. According to a Kaiser Family Foundation report released on September 19, 2002, 45 states reported they took actions to decrease Medicaid spending in 2002, and 41 reported they would take additional actions to decrease Medicaid spending in 2003. For example, the National Conference of State Legislatures estimates that California faces a 35 billion dollar deficit over fiscal year 2003 and fiscal year 2004. We are a general partner in two California partnerships and a significant number of our patients are insured by California’s MediCal program. In order to deal with these budget shortfalls, some states are attempting to create state administered prescription drug discount plans, limit the number of prescriptions per person that are covered, raising Medicaid co-pays and deductibles, proposing more restrictive formularies and proposing reductions in pharmacy reimbursement rates. As a result of the acquisition of the SPS business, we expect the percentage of our revenues attributable to federal and state programs to increase. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Changes in average wholesale prices could reduce our pricing and margins.

     Many government payors, including Medicare and Medicaid, pay us directly or indirectly at a percentage off the drug’s average wholesale price (or AWP). We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by several private companies, including First DataBank, Inc. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic AWP for a number of the clotting factor and IVIG products that we sell. A number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey.

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

     On September 21, 2001, the United States House Subcommittees on Health and Oversight & Investigations held hearings to examine how Medicare reimburses providers for the cost of drugs. In conjunction with that hearing, the U.S. General Accounting Office issued its Draft Report recommending that Medicare establish payment levels for part-B prescription drugs and their delivery and administration that are more closely related to their costs, and that payments for drugs be set at levels that reflect actual market transaction prices and the likely acquisition costs to providers. On February 3, 2003, President Bush again included, in his 2004 budget, a proposal for reforms in AWP payments for Medicare outpatient drugs.

     On December 3, 2002, the Centers for Medicare and Medicaid Services (“CMS”) issued a Program Memorandum that outlined a uniform single national payment schedule for Medicare part-B drugs. Previously each Medicare carrier would come up with its own estimates of AWP. CMS will base payments on 95% of AWP as established by First DataBank and Redbook.

     On February 12, 2003, the U.S. General Accounting Office released a report to the Ranking Minority Member, Subcommittee on Health, Committee on Ways and Means, House of Representatives titled “Payment for Blood Clotting Factor Exceeds Providers’ Acquisition Cost”. The Report dated January 10, 2003 recommends that CMS establish Medicare payment levels for clotting factor that are more closely related to providers’ acquisition cost and establish a separate payment for the cost of delivering clotting factor to Medicare beneficiaries.

     We cannot predict the eventual results of government proposals, investigations, lawsuits or the changes made by First DataBank. If government payors or private payors revise their pricing based on new methods of calculating the AWP for drugs we handle or implement reimbursement methodology based on some value other than AWP, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

Our business will suffer if we lose relationships with payors.

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2001 and 2002 and the six months ended December 31, 2002, we derived approximately 81%, 79% and 73% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 4%, 3% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

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

     We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 2001 and 2002 and the six months ended December 31, 2002, we derived approximately 4%, 4% and 2%, respectively, of our income before income taxes from equity in the net income of unconsolidated joint ventures.

     Since April 2000, we have owned 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal years ended June 30, 2001 and 2002 and 8% of our income before income taxes for the six months ended December 31, 2002.

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

     The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as IVIG and some blood-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability has been constrained from time to time. For example, an industry wide recombinant factor VIII product shortage existed for some time, as a result of the manufacturers being unable to increase production to meet rising global demand, and has only recently returned to normal levels. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time, our business could be harmed.

If some of the drugs that we provide lose their “orphan drug” status, we could face more competition.

     Our business could also be adversely affected by the expiration or challenge to the “orphan drug” status that has been granted by the FDA to some of the drugs that we handle. When the FDA grants “orphan drug” status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. Not all of the drugs that we sell which are related to our core disease states have “orphan drug” status. The “orphan drug” status applicable to drugs related to the seven core disease states that we handle expires (or expired) as follows:

•	Flolan® expired September 2002 (primary pulmonary hypertension) and expires April 2007 (secondary pulmonary hypertension due to intrinsic pulmonary vascular disease);

•	AVONEX® expires May 2003;

•	Nutropin® Depot expires July 2007;

•	Tracleer™ expires November 2008;

•	Remodulin® expires May 2009.

     However, despite orphan drug status, there are competing products on the market for Avonex and Nutropin® Depot. Tracleer™, Remodulin® and Flolan® also compete in the treatments of pulmonary arterial hypertension. The loss of orphan drug status, or approval of new drugs notwithstanding orphan drug status, could result in additional competitive drugs entering the market, which could harm our business. For example, despite the orphan drug status of AVONEX®, the FDA recently approved a competitive drug called Rebif®, which we do not currently expect to handle.

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

     Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings. As of December 31, 2002, we had goodwill, net of accumulated amortization, of approximately $337 million, or 36% of total assets and 66% of stockholders’ equity.

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

     In order to implement our growth strategy, we will need substantial capital resources and will incur, from time to time, short- and long-term indebtedness, the terms of which will depend on market and other conditions. We cannot be certain that existing or additional financing will be available to us on acceptable terms, if at all. As a result, we could be unable to fully pursue our growth strategy. Further, additional financing may involve the issuance of equity or debt securities that would reduce the percentage ownership of our then current stockholders.

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

     Our common stock is traded on the Nasdaq National Market. The market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market;

•	changes in government regulations;

•	overall volatility of the stock market;

•	changes in estimates by analysts; and

•	changes in operating results from quarter to quarter.

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

For the remaining portion of our variable-rate debt, we have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but we will also be harmed by rising interest rates on this portion of our debt. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $200,000 during a quarter. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of approximately $200,000 for the same period.

Actual changes in rates may differ from the hypothetical assumptions used in computing the exposures in the examples cited above.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

               Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) within 90 days prior to the filing of this report and concluded, as of the date that evaluation was completed, that our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Controls

               There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the date last evaluated.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)  The Company held its annual meeting of stockholders on November 19, 2002 at its offices in Memphis, TN. Stockholders holding 88.2% of the issued and outstanding shares of the Company’s Common Stock were either present in person or were represented by proxy.

(c)  The following matters were voted upon at the meeting:

1.	Proposal to elect David D. Stevens, Kevin L. Roberg and Kenneth Melkus to serve as Class I directors to serve until the 2005 annual meeting of stockholders and until their successors are elected and qualified; and to elect Nancy-Ann DeParle to serve as a Class III director to serve until the 2004 annual meeting of stockholders and until her successor is elected and qualified. The votes cast for each director were as follows:

Mr. Stevens	Voted For: 27,694,986	Voted Against: 129,966	Abstentions: 0
Mr. Roberg	Voted For: 27,178,590	Voted Against: 646,362	Abstentions: 0
Mr. Melkus	Voted For: 27,178,494	Voted Against: 646,458	Abstentions: 0
Ms. DeParle	Voted For: 27,598,161	Voted Against: 226,791	Abstentions: 0

2.	Proposal to ratify the selection of Ernst & Young LLP as independent public accountants to audit the Company’s financial statements for the fiscal year ended June 30, 2003.

Voted For: 25,952,656	Voted Against: 1,868,435	Abstentions: 3,861

The number of shares voted (votes cast) in the proposals above does not reflect the effect of the three-for two stock split in December 2002 that was effective after the date of the annual shareholders meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit 10.1	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 1, 2002
Exhibit 10.2	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 19, 2002
Exhibit 10.3	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2002
Exhibit 10.4	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2002
Exhibit 10.5	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2002
Exhibit 10.6	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2002
Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

None.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2003	Accredo Health, Incorporated

/s/ David D. Stevens

David D. Stevens Chairman of the Board and Chief Executive Officer

/s/ Joel R. Kimbrough

Joel R. Kimbrough Senior Vice President, Chief Financial Officer and Treasurer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, David D. Stevens, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Accredo Health, Incorporated (“the registrant”);

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ David D. Stevens

David D. Stevens Chief Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joel R. Kimbrough, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Accredo Health, Incorporated (“the registrant”);

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

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

c) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 14, 2003

/s/ Joel R. Kimbrough

Joel R. Kimbrough Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibits

10.1	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 1, 2002
10.2	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 19, 2002
10.3	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2002
10.4	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2002
10.5	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2002
10.6	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2002
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002