Form 10-Q
period 2003-03-31
ACCREDO HEALTH INC
filed 2003-05-05
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  X    No

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 29, 2003

COMMON STOCK, $0.01 PAR VALUE	47,770,482

TOTAL COMMON STOCK	47,770,482

ACCREDO HEALTH, INCORPORATED
INDEX

Part I - FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Statements of Income (Loss) (unaudited) For the three months and nine months ended March 31, 2002 and 2003
Condensed Consolidated Balance Sheets June 30, 2002 and March 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) For the nine months ended March 31, 2002 and 2003
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosure About Market Risk
Item 4.	Controls and Procedures
Part II - OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 6.	Exhibits and Reports on Form 8-K
Note:	Items 3, 4 and 5 of Part II are omitted because they are not applicable

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,

	2003	2002	2003	2002

Net patient revenue	$1,024,132	$451,408	$357,828	$173,563
Other revenue	27,259	12,478	8,336	4,362
Equity in net income of joint ventures	1,345	1,445	405	572

Total revenues	1,052,736	465,331	366,569	178,497
Cost of sales	836,938	391,766	290,267	148,995

Gross profit	215,798	73,565	76,302	29,502
General & administrative	97,174	31,154	33,761	11,851
Bad debts (note 2)	80,485	3,826	66,243	1,770
Depreciation and amortization	8,658	2,369	3,085	907

Income (loss) from operations	29,481	36,216	(26,787)	14,974
Interest income (expense), net	(6,084)	838	(2,014)	38
Minority interest in consolidated subsidiary	(1,510)	(966)	(507)	(333)

Income (loss) before income taxes	21,887	36,088	(29,308)	14,679
Provision for income tax expense (benefit)	8,637	14,006	(11,539)	5,691

Net income (loss)	$13,250	$22,082	$(17,769)	$8,988

Cash dividends declared on common stock	$—	$—	$—	$—

Earnings (loss) per share:
Basic	$0.28	$0.56	$(0.37)	$0.23
Diluted	$0.27	$0.55	$(0.37)	$0.22
Weighted average shares outstanding:
Basic	47,419,325	39,113,457	47,698,820	39,262,335
Diluted	48,488,663	40,459,524	48,541,507	40,718,429

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	March 31,	June 30,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$32,062	$42,913
Patient accounts receivable, less allowance for doubtful accounts of $134,618 at March 31, 2003 and $81,758 at June 30, 2002	311,718	335,253
Due from affiliates	2,772	2,255
Other accounts receivable	21,596	22,555
Inventories	106,692	120,809
Prepaids and other current assets	2,300	3,470
Income taxes receivable	16,246	—
Deferred income taxes	9,658	5,954

Total current assets	503,044	533,209
Property and equipment, net	30,650	23,796
Other assets:
Joint venture investments	5,332	4,637
Goodwill, net	353,107	334,919
Other intangible assets, net	23,744	28,268

Total assets	$915,877	$924,829

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$191,600	$185,047
Accrued expenses	20,854	31,369
Income taxes payable	—	1,701
Current portion of long-term debt	16,250	5,312

Total current liabilities	228,704	223,429
Long-term debt	182,500	224,688
Deferred income taxes	7,013	4,383
Minority interest in consolidated joint venture	2,285	1,275
Stockholders’ equity:
Undesignated Preferred Stock, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized; 47,770,482 and 46,993,581 shares issued and outstanding at March 31, 2003 and June 30, 2002, respectively	478	470
Additional paid-in capital	424,308	413,004
Accumulated other comprehensive loss	(240)	—
Retained earnings	70,829	57,580

Total stockholders’ equity	495,375	471,054

Total liabilities and stockholders’ equity	$915,877	$924,829

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Nine Months Ended
	March 31,

	2003	2002

OPERATING ACTIVITIES:
Net income	$13,250	$22,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,941	2,369
Provision for losses on accounts receivable	80,484	3,826
Deferred income tax benefit	(1,074)	(19)
Compensation resulting from stock transactions	—	139
Tax benefit of disqualifying disposition of stock options	4,430	2,148
Minority interest in income of consolidated joint venture	1,510	966
Changes in operating assets and liabilities:
Patient receivables and other	(60,132)	(49,333)
Due from affiliates	(517)	230
Inventories	14,117	(25,197)
Prepaids and other current assets	1,170	(141)
Accounts payable and accrued expenses	3,418	44,286
Income taxes payable	(17,947)	2,116

Net cash provided by operating activities	48,650	3,472
INVESTING ACTIVITIES:
Purchases of marketable securities	—	(6,000)
Proceeds from sales and maturities of marketable securities	—	7,000
Purchases of property and equipment	(12,662)	(4,466)
Business acquisitions and joint venture investments	(21,275)	(47,467)
Change in joint venture investments, net	(1,196)	(1,805)

Net cash used in investing activities	(35,133)	(52,738)
FINANCING ACTIVITIES:
Decrease in long-term notes payable	(31,250)	(6,111)
Issuance of common stock	6,882	1,960

Net cash used in financing activities	(24,368)	(4,151)

Decrease in cash and cash equivalents	(10,851)	(53,417)
Cash and cash equivalents at beginning of period	42,913	54,520

Cash and cash equivalents at end of period	$32,062	$1,103

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2003

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the “Company” or “Accredo”) have been included. Operating results for the three and nine-month periods ended March 31, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003.

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

2. BAD DEBT CHARGE

     Our bad debt expense increased from $1.8 million in the three months ended March 31, 2002 to $66.2 million in the three months ended March 31, 2003. Bad debt expense for the nine months ended March 31, 2003, increased to $80.5 million from $3.8 million in the nine months ended March 31, 2002.

     During the March quarter, the Company completed an analysis and evaluation of historical collection rates and other data used in the estimation of the Company’s allowance for doubtful accounts based on experience up to and including the current quarter. Included in the third quarter and nine month results is a charge of $58.5 million to increase the allowance for doubtful accounts applicable to accounts receivable of the Specialty Pharmaceutical Services division (“SPS division”), which we acquired on June 13, 2002. As a result of the evaluation conducted during the March quarter, we determined that the historical collection rates and other data used in estimating the reserves for contractual expense and bad debts had not provided a sufficient reserve against the recorded accounts receivable for the SPS division. If the collection rates and other data we used in estimating the reserves during the March quarter had been used at January 1, 2003, a $58.5 million charge would have been recorded as of that date.

     On May 5, 2003 we amended our credit facility with Bank of America, N.A. and other participating banks to exclude the bad debt charge recorded in the March 2003 quarter from the calculation of Consolidated EBITDA, as defined in the credit facility, and to reduce the Consolidated Net Worth requirement, as defined in the credit facility, to allow for a reduction in the minimum net worth requirement equal to the net loss incurred in the March 2003 quarter. We paid Bank of America, N. A. $200,000 as an administrative fee to obtain the amendment. We also paid the members of the lending syndicate under the credit facility a one time fee equal to 12.5 basis points of their outstanding credit commitment. Finally, we agreed to a 25 basis point increase in interest rates under the credit facility for a period of twelve months beginning May 15, 2003 and ending May 15, 2004.

3. STOCKHOLDERS’ EQUITY

     During the quarter ended March 31, 2003, employees and directors exercised stock options to acquire 193,114 shares of Accredo common stock for a weighted average exercise price of $8.44 per share.

4. COMPREHENSIVE INCOME

     Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,

	2003	2002	2003	2002

Reported net income (loss)	$13,250	$22,082	$(17,769)	$8,988
Unrealized gain (loss) on interest rate swap contracts, net of tax benefit	(240)	—	126	—

Comprehensive income (loss)	$13,010	$22,082	$(17,643)	$8,988

The adjustments made in computing comprehensive income are reflected as a component of stockholders equity under the heading “accumulated other comprehensive loss”.

5. STOCKHOLDER PROTECTION RIGHTS AGREEMENT

On April 21, 2003, we adopted a stockholder protection rights agreement (the “Rights Plan”) and issued Rights in connection with the Rights Plan. The Rights Plan provided that a dividend of one share purchase Right be issued for each outstanding share of common stock to stockholders of record as of the close of business on April 28, 2003. Generally, the Rights are exercisable only if a person or group (other than certain existing shareholders) acquires 15% or more of our common stock or announces a tender offer upon consummation of which, such person or group would beneficially own 15% or more of our common stock. Each Right entitles stockholders to buy one ten-thousandth of a share of a new series of junior participating preferred stock at an exercise price of $100.

If the Rights become exercisable, a Rights holder (other than the person or group acquiring 15% or more) will be entitled to purchase, at the Right’s then-current exercise price, a number of shares of our common stock having a market value of twice such price. If after a person has acquired 15% or more of our common stock, we are acquired by such person, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of shares of the acquiring company’s common stock having market value of twice such price. Following the acquisition of 15% or more of our common stock, but less than 50% by any person or group, the Board may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of our common stock for each Right.

6. LITIGATION

Commencing April 8, 2003, several substantially similar putative class action lawsuits were filed in the United States District Court for the Western District of Tennessee, Memphis Division. At this time, the Company is aware of four such lawsuits, but only two of the complaints have been served. It is possible that additional lawsuits may be filed. The lawsuits name the Company, David D. Stevens, Joel Kimbrough and in one case John R. Grow, as Defendants. The Company will seek to consolidate these lawsuits and any additional putative class action lawsuits that are filed. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws.

In addition, on April 17, 2003, a purported derivative lawsuit was filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. The derivative action names David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants.

Although we believe the claims in these lawsuits are without merit, the ultimate outcome of these lawsuits cannot be predicted with certainty. We are not in a position at this time to quantify the amount or range of expenses or possible losses related to these claims.

7. PRO FORMA NET INCOME EFFECT OF COMPANY STOCK OPTION PLANS

Pro forma information regarding net income is required by Statement of Financial Accounting Standards Number 123 (“Statement 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the periods ended March 31:

	2002	2003

Risk-free interest rate	3.56% to 4.41%	2.61% to 3.15%
Dividend yield	0%	0%
Volatility factor	.65	.64
Weighted-average expected life	4.0 years	4.0 years
Estimated turnover	8%	8%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the nine and three month periods ended March 31 is as follows (in thousands, except share data):

	Nine Months Ended		Three Months Ended

	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net income (loss), as reported	$13,250	$22,082	$(17,769)	$8,988
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all awards	(7,561)	(2,725)	(3,013)	(1,250)

Pro forma net income (loss)	$5,689	$19,357	(20,782)	$7,738

Earnings (loss) per share:

Basic — as reported	$0.28	$0.56	$(0.37)	$0.23
Basic — pro forma	$0.12	$0.49	$(0.44)	$0.20

Diluted — as reported	$0.27	$0.55	$(0.37)	$0.22
Diluted — pro forma	$0.12	$0.48	$(0.44)	$0.19

8. GOODWILL

On February 11, 2003, our obligations became fixed to make a $16 million earn-out payment in connection with our acquisition of BioPartners In Care, Inc. This obligation was paid during the quarter and was recorded as an increase in the goodwill related to the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding our product mix for periods following March 31, 2003;

•	our expectations regarding our payor mix for periods following March 31, 2003;

•	our expectations regarding the scope and cost of our capital expenditures following March 31, 2003;

•	our sources and availability of funds to satisfy our working capital needs;

•	our critical accounting policies; and

•	our expectations regarding the percentage of our revenues attributable to federal and state programs.

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

RESULTS OF OPERATIONS

ACQUISITION

On June 13, 2002, we acquired the Specialty Pharmaceutical Services Division (“SPS division”) of Gentiva Health Services, Inc. (“Gentiva”). We acquired substantially all of the assets used in the SPS division including 100% of the outstanding stock in three of Gentiva’s subsidiaries that were exclusively in the business conducted by the SPS division. The SPS division provides specialty retail pharmacy services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases previously served by us, the SPS division is also a leading provider of specialty retail pharmacy services to patients with Pulmonary Arterial Hypertension (PAH). As a result of the acquisition, we expect to be a leading specialty retail pharmacy. The aggregate purchase price paid was $464.7 million (including $14.6 million of acquisition related costs) and consisted of $218 million of cash and accrued liabilities and 7,591,464 shares of common stock valued at $246.7 million. The results of the SPS division’s operations have been included in the consolidated financial statements since June 14, 2002.

BAD DEBT CHARGE

Our bad debt expense increased from $1.8 million in the three months ended March 31, 2002 to $66.2 million in the three months ended March 31, 2003. Bad debt expense for the nine months ended March 31, 2003, increased to $80.5 million from $3.8 million in the nine months ended March 31, 2002.

During the March quarter, the Company completed an analysis and evaluation of historical collection rates and other data used in the estimation of the Company’s allowance for doubtful accounts based on experience up to and including the current quarter. Included in the third quarter and nine month results is a charge of $58.5 million to increase the allowance for doubtful accounts applicable to accounts receivable of the Specialty Pharmaceutical Services division (“SPS division”), which we acquired on June 13, 2002. As a result of the evaluation conducted during the March quarter, we determined that the historical collection rates and other data used in estimating the reserves for contractual expense and bad debts had not provided a sufficient reserve against the recorded accounts receivable for the SPS division. If the collection rates and other data we used in estimating the reserves during the March quarter had been used at January 1, 2003, a $58.5 million charge would have been recorded as of that date.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

Hemophilia and Autoimmune Disorders	35%	27%	37%	25%
Multiple Sclerosis	13%	27%	15%	32%
Pulmonary Arterial Hypertension	13%	0%	13%	0%
Gaucher Disease	9%	16%	10%	19%
Growth Hormone-Related Disorders	6%	8%	7%	9%
Respiratory Syncytial Virus	11%	19%	6%	13%

Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Nine Months Ended
	June 30, 2001	June 30, 2002	March 31, 2003

Non-governmental	81%	79%	72%
Governmental:
Medicaid	17%	19%	20%
Medicare	2%	2%	8%

The increase in Medicare reimbursement and the related decrease in non-governmental reimbursement is due to the increase in revenues from hemophilia factor and the PAH products, Flolan® and Remodulin, as a result of the acquisition of the SPS division. These are the only products we distribute for which we are reimbursed directly by Medicare. We anticipate that our payor mix for the remainder of our fiscal year 2003 will be similar to the payor mix achieved in the nine months ended March 31, 2003.

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

Revenues. Total revenues increased 105% from $178.5 million to $366.6 million from the three months ended March 31, 2002 to the three months ended March 31, 2003. Net patient revenues increased 106% from $173.6 million to $357.8 million from the three months ended March 31, 2002 to the three months ended March 31, 2003. The increase is primarily due to the acquisition of the SPS division from Gentiva in June 2002. In addition, we experienced volume growth with the addition of new patients and additional sales of product to existing patients. We also experienced an increase in our seasonal drug Synagis® for the treatment of Respiratory Syncytial Virus (RSV) as a result of increased patient volume. Sales of Synagis® are seasonal and the majority of our sales occur during the second and third quarters of our fiscal year.

As the product mix table above indicates, the acquisition of the SPS business resulted in a significant increase in the percentage of our revenues related to hemophilia, autoimmune disorders and PAH from 27% to 48% from the three months ended March 31, 2002 to the three months ended March 31, 2003. In addition, the acquisition of the SPS business resulted in a significant decrease in the percentage of our revenues related to multiple sclerosis, Gaucher disease and Respiratory Syncytial Virus from 62% to 33% from the three months ended March 31, 2002 to the three months ended March 31, 2003.

During the March quarter, we completed the transition to distributing Bio-Technology General Corp.’s products Oxandrin® and Delatestryl® on a consignment basis. As a result of this transition, we will no longer record the revenue for the sale of these products, but we will continue to receive and record a distribution fee. Revenues from Oxandrin® and Delatestryl® amounted to approximately $21 million in the March quarter.

Cost of sales. Cost of sales increased 95% from $149.0 million to $290.3 million from the three months ended March 31, 2002 to the three months ended March 31, 2003, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of sales decreased from 83.5% to 79.2% from the three months ended March 31, 2002 to the three months ended March 31, 2003 resulting in gross margins of 16.5% and 20.8% for the three months ended March 31, 2002 and 2003, respectively. Gross margins for the individual products have remained relatively stable. However, the change in product mix as a result of the SPS acquisition discussed above resulted in an increase in the composite gross margin in the three months ended March 31, 2003. The primary drivers for the improvement in gross margins were increased revenues from our higher margin products. In addition, we benefited from lower acquisition costs on some products that we distribute.

General and Administrative. General and administrative expenses increased from $11.9 million to $33.8 million, or 184%, from the three months ended March 31, 2002 to the three months ended March 31, 2003. The increase is primarily due to the SPS acquisition. In addition, we experienced increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, clinical, administrative and support staffs, and the addition of office space and related furniture and fixtures to support the revenue growth. As a percentage of revenues, general and administrative expenses increased from 6.6% to 9.2% from the three months ended March 31, 2002 to the three months ended March 31, 2003. The increase in general and administrative expenses as a percentage of revenues is due to the product mix changes discussed above. Our higher margin products, which were a larger percentage of our total revenues in the three months ended March 31, 2003, have higher reimbursement, sales, clinical and other administrative support expenses than many of the other products we distribute.

Bad Debts. Bad debts increased from $1.8 million to $66.2 million from the three months ended March 31, 2002 to the three months ended March 31, 2003. The increase in bad debts is primarily due to the charge discussed in note 2 of the notes to our financial statements.

Depreciation and Amortization. Depreciation expense increased from $.6 million to $1.6 million from the three months ended March 31, 2002 to the three months ended March 31, 2003, as a result of the SPS acquisition, purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense increased from $.3 million to $1.5 million from the three months ended March 31, 2002 to the three months ended March 31, 2003, due to the SPS acquisition.

Interest Income/Expense, Net. Interest income was $38 thousand for the three months ended March 31, 2002 and interest expense was $2.0 million for the three months ended March 31, 2003. The change, amounting to $2.0 million, is primarily due to the debt outstanding during the quarter that was incurred in June 2002 to finance the cash portion of the SPS acquisition and the related acquisition costs.

Income Tax Expense. The effective tax rate was 38.8% and 39.4% for the three months ended March 31, 2002 and 2003, respectively. The difference between the recognized effective tax rate and the statutory rate of 35% is primarily attributable to state income taxes.

NINE MONTHS ENDED MARCH 31, 2003 COMPARED TO NINE MONTHS ENDED MARCH 31, 2002

Revenues. Total revenues increased 126% from $465.3 million to $1,052.7 million from the nine months ended March 31, 2002 to the nine months ended March 31, 2003. Net patient revenues increased 127% from $451.4 million to $1,024.1 million from the nine months ended March 31, 2002 to the nine months ended March 31, 2003. The increase is primarily due to the acquisitions of BioPartners In Care, Inc. in December 2001 and SPS in June 2002. In addition, we experienced volume growth with the addition of new patients and additional sales of product to existing patients. We also experienced an increase in our seasonal drug Synagis® for the treatment of RSV as a result of increased patient volume. Sales of Synagis® are seasonal and the majority of our sales occur during the second and third quarters of our fiscal year.

As the product mix table above indicates, the acquisitions of BioPartners In Care, Inc. and the SPS business resulted in a significant increase in the percentage of our revenues related to hemophilia, autoimmune disorders and PAH from 25% to 50% from the nine months ended March 31, 2002 to the nine months ended March 31, 2003. In addition, the acquisitions resulted in a significant decrease in the percentage of our revenues related to multiple sclerosis, Gaucher disease and Respiratory Syncytial Virus from 64% to 31% from the nine months ended March 31, 2002 to the nine months ended March 31, 2003.

Cost of sales. Cost of sales increased 114% from $391.8 million to $836.9 million from the nine months ended March 31, 2002 to the nine months ended March 31, 2003, which is commensurate with the increase in revenues discussed above. As a percentage of revenues, cost of sales decreased from 84.2% to 79.5% from the nine months ended March 31, 2002 to the nine months ended March 31, 2003 resulting in gross margins of 15.8% and 20.5% for the nine months ended March 31, 2002 and 2003, respectively. Gross margins for the individual products have remained relatively stable. However, the change in product mix as a result of the acquisitions discussed above resulted in an increase in the composite gross margin in the nine months ended March 31, 2003. The primary drivers for the improvement in gross margins were increased revenues from our higher margin products. In addition, we benefited from lower acquisition costs on some products that we distribute.

General and Administrative. General and administrative expenses increased from $31.2 million to $97.2 million, or 212%, from the nine months ended March 31, 2002 to the nine months ended March 31, 2003. This increase is primarily due to the acquisitions completed during fiscal 2002. In addition, we experienced increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, clinical, administrative and support staffs, and the addition of office space and related furniture and fixtures to support the revenue growth. As a percentage of revenues, general and administrative expenses increased from 6.7% to 9.2% from the nine months ended March 31, 2002 to the nine months ended March 31, 2003. The increase in general and administrative expenses as a percentage of revenues is due to the product mix changes discussed above. Our higher margin products, which were a larger percentage of our total revenues in the nine months ended March 31, 2003, have higher reimbursement, sales, clinical and other administrative support expenses than many of the other product lines we distribute.

Bad Debts. Bad debts increased from $3.8 million to $80.5 million from the nine months ended March 31, 2002 to the nine months ended March 31, 2003. The increase in bad debts is primarily due to the charge discussed in note 2 of the notes to our financial statements.

Depreciation and Amortization. Depreciation expense increased from $1.6 million to $4.1 million from the nine months ended March 31, 2002 to the nine months ended March 31, 2003, as a result of the acquisitions completed in fiscal 2002, purchases of property and equipment associated with our revenue growth and expansion of our leasehold facility improvements. Amortization expense increased from $.8 million to $4.5 million from the nine months ended March 31, 2002 to the nine months ended March 31, 2003, due to the acquisitions completed in 2002.

Interest Income/Expense, Net. Interest income was $.8 million for the nine months ended March 31, 2002 and interest expense was $6.1 million for the nine months ended March 31, 2003. The change, amounting to $6.9 million, is primarily due to the debt outstanding during the period that was incurred in June 2002 to finance the cash portion of the SPS acquisition and the related acquisition costs.

Income Tax Expense. The effective tax rate was 38.8% and 39.5% for the nine months ended March 31, 2002 and 2003, respectively. The difference between the recognized effective tax rate and the statutory rate of 35% is primarily attributable to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2003, working capital was $274.3 million, cash and cash equivalents were $32.1 million and the current ratio was 2.2 to 1.0.

Net cash provided by operating activities was $48.7 million for the nine months ended March 31, 2003. During the nine months ended March 31, 2003, accounts receivable decreased $20.4 million, inventories decreased $14.1 million and accounts payable, accrued expenses and income taxes decreased $14.5 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $35.1 million for the nine months ended March 31, 2003. Cash used in investing activities consisted of $12.6 million for purchases of property and equipment, $16.0 million in earn out payments related to the acquisition of BioPartners In Care, Inc., $5.3 million for business acquisition costs and $1.2 million of undistributed earnings from our joint ventures.

Net cash used in financing activities was $24.4 million for the nine months ended March 31, 2003, which consisted of $31.3 million in debt repayments less $6.9 million from the net proceeds of stock option exercises and employee stock purchase plan transactions.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the fiscal year ending June 30, 2003 will consist primarily of additional computer hardware, a fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2003 to be approximately $17.0 million, exclusive of any acquisitions of businesses. We expect to fund our operations and these capital expenditures through cash provided by operating activities and/or borrowings under the revolving credit agreement with our bank.

During 2002, we amended and restated our $60 million revolving credit facility with Bank of America, N.A. and other participating banks to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment due June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Tranche B Term Loan) due in periodic principal payments through March 2009. The amount available to borrow under this credit facility is based upon certain ratios calculated as of the end of each quarter. Based upon the asset coverage ratio as of March 31, 2003, the total amount available to borrow is approximately $269 million. As of March 31, 2003, the total amount outstanding under the credit facility was $198.8 million, which included $75 million under the Tranche A Term Loan and $123.8 million under the Tranche B Term Loan.

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

On May 5, 2003 the Company amended its credit facility with Bank of America, N.A. and other participating banks to exclude the bad debt charge recorded in the March 2003 quarter from the calculation of Consolidated EBITDA, as defined in the credit facility, and to reduce the Consolidated Net Worth requirement, as defined in the credit facility, to allow for a reduction in the minimum net worth requirement equal to the net loss incurred in the March 2003 quarter. The Company paid Bank of America, N. A. $200,000 as an administrative fee to obtain the amendment. The Company also paid the members of the lending syndicate under the credit facility a one time fee equal to 12.5 basis points of their outstanding credit commitment. Finally, the Company agreed to a 25 basis point increase in interest rates under the credit facility for a period of twelve months beginning May 15, 2003 and ending May 15, 2004.

On July 17, 2002, we entered into an interest rate swap agreement to protect against fluctuations in interest rates. The rate swap agreement effectively converts for a period of one year, $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 2.175%, plus the applicable margin rate as determined by the credit agreement.

On February 6, 2003, the Securities and Exchange Commission (“SEC”) declared effective our shelf registration statement on Form S-3 providing for the offer, from time to time, of various securities, up to an aggregate of $500 million. The shelf registration statement may enable us to more efficiently raise funds from the offering of securities covered by the shelf registration statement, subject to market conditions and our capital needs.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition to SFAS 123’s fair value of accounting for stock-based compensation. SFAS 148 also amends the disclosure provisions of SFAS 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based compensation on reported net income and earnings per share in annual and interim financial statements. SFAS 148 does not require companies to account for stock options using the fair value method. We have not adopted the fair value of accounting provisions of SFAS 123, therefore, the transition provisions of SFAS 148 will not apply. However, SFAS 148 requires additional disclosures in our interim and annual reports beginning with this March 2003 report on Form 10-Q.

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

     We derive a substantial percentage of our revenue and profitability from the sale of hemophilia product and intravenous immunoglobin (IVIG) that we primarily purchase from Baxter Healthcare Corporation, Aventis Pharmaceuticals, Inc., Wyeth Pharmaceuticals and Bayer Corporation. Approximately 37% of our revenue in the nine-month period ended March 31, 2003 was derived from the sale of IVIG and hemophilia product. During the nine months ended March 31, 2003 and the fiscal year ended June 30, 2002, the majority of our hemophilia product was purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen, Genzyme, MedImmune and GlaxoSmithKline. Our revenue derived from these relationships represented approximately 40% of our revenue for the nine months ended March 31, 2003.

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

     We primarily sell 15 products. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets account for approximately 88% of our revenues, with the drugs for hemophilia and autoimmune disorders constituting approximately 37% of our revenue for the nine months ended March 31, 2003:

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

     On February 12, 2003, the U.S. General Accounting Office released a report to the Ranking Minority Member, Subcommittee on Health, Committee on Ways and Means, House of Representatives titled “Payment for Blood Clotting Factor Exceeds Providers’ Acquisition Cost”. The Report dated January 10, 2003 recommends that CMS establish Medicare payment levels for clotting factor that are more closely related to providers’ acquisition cost and establish separate payment for the cost of delivering clotting factor to Medicare beneficiaries.

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

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2001 and 2002 and the nine months ended March 31, 2003, we derived approximately 81%, 79% and 72% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 4%, 3% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

     Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectable medications. We received approximately 3 % of our total revenues in the quarter ended March 31, 2003 from various relationships with Gentiva, including the distribution of specialty pharmaceuticals through the CareCentrix division of Gentiva’s home health business. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship, for example, our relationship with Aetna, Inc. and affiliates (which is terminable on 90 days notice) or our relationship with Gentiva, or an adverse change in the financial condition of a payor like Aetna, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

We incurred additional debt to acquire the SPS business of Gentiva Health Services, Inc. which may limit our future financial flexibility.

     The current level of our debt will have several important effects on our future operations, including, among others:

•	A significant portion of our cash flow from operations will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes;

•	Our debt covenants will require us to meet financial tests, and may impose other limitations that may limit our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	Failure to meet our debt covenants could result in foreclosure by our lenders or an increase in the interest rate or administrative fees associated with our debt;

•	We may be at a competitive disadvantage to similar companies that have less debt; and

•	Our vulnerability to adverse economic and industry conditions may increase.

Our business could be harmed if payors decrease or delay their payments to us.

Our profitability depends on payment from governmental and non-governmental payors, and we could be materially and adversely affected by cost containment trends in the health care industry or by financial difficulties suffered by non- governmental payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Payors also influence decisions regarding the use of a particular drug treatment and focus on product cost in light of how the product may impact the overall cost of treatment. Further, some payors, including large managed care organizations and some private physician practices, have recently experienced financial trouble. The timing of payments and our ability to collect from payors also affects our revenue and profitability. If we are unable to collect from payors or if payors fail to pay us in a timely manner, it could have a material adverse effect on our business and financial condition.

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

     We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and respiratory syncytial virus. For the fiscal years ended June 30, 2001 and 2002 and the nine months ended March 31, 2003, we derived approximately 4%, 4% and 6%, respectively, of our income before income taxes from equity in the net income of unconsolidated joint ventures.

     Since April 2000, we have owned 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal years ended June 30, 2001 and 2002 and 28% of our income before income taxes for the nine months ended March 31, 2003.

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

     Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

•	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent revisions in the method of establishing average wholesale price (“AWP”);

•	below-expected sales or delayed launch of a new drug;

•	price and term adjustments with our drug suppliers;

•	increases in our operating expenses in anticipation of the launch of a new drug;

•	product shortages;

•	inaccuracies in our estimates of the costs of ongoing programs;

•	the timing and integration of our acquisitions;

•	changes in governmental regulations;

•	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;

•	our provision of drugs to treat seasonal illnesses, such as respiratory syncytial virus;

•	physician prescribing patterns;

•	general political and economic conditions;

•	interest rate fluctuations; and

•	adverse experience in collection of accounts receivable.

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

     Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings. As of March 31, 2003, we had goodwill, net of accumulated amortization, of approximately $353 million, or 39% of total assets and 71% of stockholders’ equity.

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

We have been named in several shareholder class action lawsuits and a shareholders derivative lawsuit asserting claims under the securities laws.

     The uncertainty associated with these unresolved lawsuits could harm our business and financial condition. The defense of these lawsuits also could result in litigation fees and costs, as well as the diversion of resources. Negative developments with respect to the lawsuits could cause our stock price to decline significantly. The indemnification provisions contained in our Certificate of Incorporation and Bylaws require us to indemnify our current and former officers and directors who are named as defendants against the allegations contained in these suits. Even though we maintain directors and officers insurance applicable to the lawsuits, there can be no guarantee that the proceeds of such insurance will be available for defense fees and costs, or payment of any settlement or judgment in the lawsuits or, if available, will be sufficient to cover the fees and costs and any settlement or judgment imposed against us.

     The ultimate cost and effect of these lawsuits on the financial condition, results of operations, customer relations and our management is unknown at this time.

     The lawsuits are described in Part II, Item 1 — Legal Proceedings.

     In addition to the securities litigation currently pending against us and our officers and directors, as more fully described above, we may also in the future be the target of similar litigation. Additional securities litigation could result in substantial costs and divert our attention and resources.

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

     The health care laws and regulations that especially apply to our activities include:

•	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act of 1996, or HIPAA, created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.

•	The Department of Health and Human Services recently issued regulations implementing the Administrative Simplification provisions of HIPAA concerning the maintenance of privacy and security of individually identifiable health information. The new regulations require the development and implementation of measures to maintain the privacy and security of health information and require that certain health claims transactions be conducted in accordance with uniform standards. These regulations govern health care providers, health plans and health clearinghouses. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

•	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

•	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

•	Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients. Recently, the Office of the Inspector General, the OIG, issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti-kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures.

•	The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

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

Some provisions of our charter documents and the Stockholder Protection Rights Plan may have anti-takeover effects that could discourage a change in control, even if an acquisition would be beneficial to our stockholders.

     Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our Board of Directors has adopted a Stockholder Protection Rights Plan, sometimes referred to as a poison pill, that would substantially dilute the interest sought by an acquiror.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

        Commencing April 8, 2003, several substantially similar putative class action lawsuits were filed in the United States District Court for the Western District of Tennessee, Memphis Division. At this time, the Company is aware of four such lawsuits, but only two of the complaints have been served. It is possible that additional lawsuits may be filed. The lawsuits name the Company, David D. Stevens, Joel Kimbrough and in one case John R. Grow, as Defendants. The Company will seek to consolidate these lawsuits and any additional putative class action lawsuits that are filed. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuits are without merit.

        In addition, on April 17, 2003, a purported derivative lawsuit was filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. The derivative action names David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company believes that the claims asserted in the derivative lawsuit are without merit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

Information with respect to our adoption of a Stockholder Protection Rights Plan effective as of April 17, 2003 may be found under Item 5 of our Current Report on the Form 8-K dated April 21, 2003, filed with the Securities and Exchange Commission on April 21, 2003. Such information is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit 3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company.

Exhibit 4.1	Stockholder Protection Rights Agreement, dated April 17, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

Exhibit 99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

     April 21, 2003 — Item 5 — The Company described its adoption of a Stockholder Protection Rights Plan. No financial statements were filed with this report.

     April 9, 2003 — Item 9 — The Company provided the transcript of a conference call held on April 8, 2003. No financial statements were filed with this report.

     April 8, 2003 — Item 9 — The Company provided a press release announcing revised estimates for its fiscal year ending June 30, 2003 and an examination of certain accounts receivable acquired from Gentiva Health Services, Inc. No financial statements were filed with this report.

     January 7, 2003 — Item 5 — The Company provided Unaudited Pro-Forma Condensed Financial Statement that gave effect to the acquisition of the SPS division from Gentiva Health Services, Inc.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredo Health, Incorporated

May 5, 2003	/s/ David D. Stevens

David D. Stevens Chairman of the Board and Chief Executive Officer

May 5, 2003	/s/ Joel R. Kimbrough

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

Date: May 5, 2003

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

Date: May 5, 2003

/s/ Joel R. Kimbrough Joel R. Kimbrough Chief Financial Officer

Exhibit Index

Exhibit
Number	Description of Exhibits

3.1	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company.

4.1	Stockholder Protection Rights Agreement, dated April 17, 2003, between the Company and American Stock Transfer & Trust Company, as Rights Agent.

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002