Form 10-K
period 2003-06-30
ACCREDO HEALTH INC
filed 2003-09-29
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-25769

Accredo Health, Incorporated

(Exact name of company as specified in its charter)

Delaware	62-1642871
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1640 Century Center Pkwy, Suite 101, Memphis, Tennessee 38134

(Address, including Zip Code, of principal executive offices)

Registrant’s telephone number, including area code:  (901) 385-3688

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.01 par value

Series A Junior Participating Preferred Stock Purchase Rights
(Title of Class)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☑  No ☐

      The aggregate market value of the voting stock held by non-affiliates of the Company was $1,635,898,744 as of December 31, 2002, based upon the last sale of such stock as reported on the Nasdaq National Market System (“Nasdaq Stock Market”) on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 47,859,475 shares of common stock, $.01 par value, outstanding at September 19, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Registrant’s Proxy Statement for its 2003 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

PART I
PART II
Item 5. Market for Company’s Common Equity and Related Stockholder Matters
Item 6. Selected Consolidated Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9A. Controls and Procedures
PART III
Item 10. Directors and Executive Officers of the Company
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management
Item 13. Certain Relationships and Related Transactions
Item 14. Principal Accounting Fees and Services
PART IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
REPORT OF INDEPENDENT AUDITORS
EX-10.73 THOMAS W BELL JR AGREEMENT 09/03/02
EX-10.74 THOMAS W BELL JR. AGREEMENT 09/01/01
EX-10.75 STEVE FITZPATRICK AGREEMENT 08/01/01
EX-10.76 STEVE FITZPATRICK AGREEMENT 01/07/02
EX-10.77 STEVE FITZPATRICK AGREEMENT 09/03/02
EX-21.1 SUBSIDIARIES OF THE REGISTRANT
EX-23.1 CONSENT OF DELOITTE & TOUCHE LLP
EX-23.2 CONSENT OF ERNST & YOUNG LLP
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

PART I

      This report contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2003;

•	our future sources of and needs for liquidity and capital resources;

•	our critical accounting policies;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation; and

•	our ability to maintain contracts and relationships with biopharmaceutical manufacturers such as Biogen, Genzyme, MedImmune, GlaxoSmithKline and Genentech.

      The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the risk factors beginning on page 17 hereof.

      You should read this report, the information incorporated by reference into this report and the documents filed as exhibits to this report completely and with the understanding that our actual future results or achievements may be materially different from what we expect or anticipate.

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

Item 1.	Business

Overview

      We are one of the largest providers of specialty retail pharmacy services in the United States. We sell a limited number of high cost drugs for the recurring treatment of chronic and potentially life threatening diseases. We provide services on behalf of biopharmaceutical manufacturers to our patients, and we are paid for our products and services in two ways. We are paid for dispensing medications to patients similar to a typical retail pharmacy, and we are also often paid by the manufacturer to provide additional services. Our services help simplify the difficult and often challenging medication process for patients with a chronic disease and help ensure that patients receive and take their medication as prescribed. Our services benefit biopharmaceutical manufacturers by accelerating patient acceptance of new drugs, facilitating patient compliance with the prescribed treatment, addressing difficult reimbursement issues and capturing valuable clinical information about a new drug’s effectiveness.

      Our services include specialty retail pharmacy services, clinical services, reimbursement services and delivery services. We provide overnight, temperature-controlled delivery of all drugs and supplies necessary for patients to self-administer their drug dosages safely and effectively in the privacy of their homes. Our pharmacists and customer service staff talk frequently with patients over the telephone, help them comply with prescribed treatment schedules and educate them about ways to manage their complex diseases more effectively. Our reimbursement specialists manage the complicated paperwork that is required to collect payment for the patient’s medication from insurance companies, managed care plans and governmental payors.

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

      We have agreements with fourteen biopharmaceutical manufacturers to buy drugs and to provide varying degrees of specialty retail pharmacy services for our nineteen primary products. Although most of our agreements that involve specialty retail pharmacy services are not exclusive, we generally are a recommended provider of the manufacturer’s drug to patients and physicians. These agreements also contain favorable pricing from the manufacturer and in many cases compensate us for our specialized services.

      Accredo Health, Incorporated, was incorporated in Delaware in 1996. Our principal executive offices are located at 1640 Century Center Parkway, Suite 101, Memphis, Tennessee 38134. Our telephone number at that address is 901-385-3688.

Products and Services

      We offer the following products and services:

      Sale and Delivery of Drugs. We sell and provide timely delivery of drugs and ancillary supplies directly to the patient or the patient’s physician in packaging specially designed to maintain appropriate temperatures. The package typically contains all of the supplies required for administration in the patient’s home or in other alternate sites. Substantially all products are shipped from our four primary pharmacy locations in Memphis, Tennessee; Charlotte, North Carolina; Nashville, Tennessee and Pittsburgh, Pennsylvania. We also maintain 30 satellite pharmacy locations across the United States. We ship our products primarily via FedEx.

      Specialty Retail Pharmacy Services. We offer customized services to biopharmaceutical manufacturers designed to meet specific needs that arise at various stages in the life cycles of their products.

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

      In addition, we assist patients and their families in coping with a variety of difficult emotional and social challenges presented by their diseases, participate in patient advocacy organizations, assist in the formation of patient support groups, advocate legislation to advance patient interests and publish newsletters and educational materials for our patients.

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

Disease Markets and Related Products

      Many of the biopharmaceutical drugs that we sell, including growth hormones, anti-hemophilic factor, intravenous immunoglobin (IVIG) and other blood-related products, are available from multiple sources. Currently, we sell and provide our specialty services primarily with respect to 19 products. The drugs we sell with respect to seven core disease markets account for over 85% of our revenues. These seven disease markets and the drugs that we sell to service these markets are described below.

      With respect to drugs that we sell for our seven core disease markets, Synagis® and Cerezyme® are only available from single sources. We have also agreed with Biogen to not sell drugs that compete with AVONEX® for the treatment of Multiple Sclerosis. There are other drugs that we do not sell that are similar to or that compete with some of the other drugs that we sell.

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

      There are currently six major suppliers of Food and Drug Administration (“FDA”) approved products used for treating hemophilia. We purchase products from all six suppliers. Historically, no supplier has been responsible for a majority of our hemophilia product purchases. However, the majority of our hemophilia product was purchased in the fiscal years ended June 30, 2002 and 2003 from Baxter Healthcare Corporation.

      We have entered into hemophilia distribution agreements with Baxter Healthcare Corporation and Aventis Behring LLC naming us as a non-exclusive hemophilia specialty pharmacy provider of hemophilia products to home care patients in the United States and Puerto Rico. These agreements provide for minimum purchase commitments by us and our acquisition cost of the drugs is based upon the volume of product we purchase.

      Pulmonary Arterial Hypertension. Pulmonary Arterial Hypertension (PAH) is a chronic pulmonary disease for which there is no known cure. Patients with this disease experience an increase in pulmonary arterial pressure that results in symptoms such as dyspnea, palpitations and syncope. Generally, PAH impacts adults between the ages of 20 and 40. It is estimated that 1 to 2 out of every 1 million Americans will develop Primary Pulmonary Hypertension, a common form of PAH, and approximately 400 persons per year in the United States will be diagnosed with some form of PAH. Once diagnosed, PAH patients receive therapy for the remainder of their lifetime or until they receive a lung transplant. This disease is treated with one, or a combination, of the following three products:

•	Flolan®, which is an epoprosternol sodium product manufactured by GlaxoSmithKline;

•	Tracleer™, which is a bosentan product manufactured by Actelion Pharmaceuticals U.S., Inc.; and

•	Remodulin®, which is a treprostinil sodium product manufactured by United Therapeutics Corporation.

      We have agreements with GlaxoSmithKline for the sale of Flolan®, United Therapeutics Corporation for the sale of Remodulin®, and Actelion Pharmaceuticals U.S., Inc. for the sale of Tracleer™. These agreements have multiple year terms, may be terminated without cause on 90 to 365 days prior notice and obligate us to provide varying degrees of specialized services.

      Autoimmune Disorders and Primary Immunodeficiency Disease. Autoimmune disorders describe a group of chronic diseases in which the body treats its own tissues or cells as if they were foreign substances and produces antibodies to attack and destroy those tissues or cells. Most autoimmune disorders currently are incurable and tend to become progressively severe. Various therapies, including IVIG, are administered to minimize the effects of autoimmune disorders and the severity of their associated symptoms. Although typically administered via infusion in a hospital or physician’s office, IVIG can be administered at home by patients who require repeated treatment.

      Primary Immunodeficiency diseases (PID) are a group of disorders caused by an absence or malfunction of a component of the immune system. The component most often missing or malfunctioning is antibodies or immunoglobulins. Due to the lack of antibodies these patients have an increased susceptibility to life threatening infections and chronic lung disease. Primary immunodeficiencies can occur at any age. IVIG treatment replaces the antibodies missing or malfunctioning. Currently there is no other alternative therapy.

      Because IVIG is collected and processed from human donors, the IVIG product market can be somewhat limited by supply constraints. We have supply contracts with all five major suppliers of IVIG in the United States, including volume commitment purchase contracts with Baxter Healthcare Corporation and Aventis Behring LLC. Historically, no supplier is responsible for a majority of our IVIG product purchases.

      Multiple Sclerosis. Multiple Sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing Multiple Sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flare-ups of the disease. Industry sources estimate that Multiple Sclerosis affects between 250,000 and 350,000 people in the United States, approximately two-thirds of whom are women. Disease onset typically occurs in young adults between the ages of 20 and 40. Of the patients diagnosed with Multiple Sclerosis in the United States, about 90% of patients initially have relapsing Multiple Sclerosis and about half of those patients go on to develop a progressive form of the disease. About 10% of patients exhibit a progressive form of the disease at onset. Industry sources estimate that of the persons currently affected by Multiple Sclerosis in the United States, approximately 50% have a relapsing form of the disease, and approximately 50% have a progressive form. There are currently four FDA-approved products used for treating relapsing Multiple Sclerosis:

•	AVONEX®, which is manufactured by Biogen, Inc.;

•	Betaseron®, which is manufactured by Chiron Corporation;

•	Copaxone®, which is manufactured by Teva Pharmaceutical Industries Limited;

•	Rebif®, which is manufactured by Serono, S.A.

      AVONEX® is generally administered via a single intramuscular injection once per week.

      Effective September 1, 2002, we entered into amended and restated agreements with Biogen pursuant to which we are a preferred distributor of AVONEX® and provide various services and information to Biogen. The agreements are for a term ending December 31, 2005. Our agreements with Biogen are terminable by either party in the event of a breach. Our agreements provide that as long as we are the only preferred home delivery service provider approved by Biogen, we may not, without Biogen’s approval, sell any products that compete with AVONEX® for the treatment of Multiple Sclerosis. In some circumstances we may not sell competing products for a year following the termination of the agreements. We do not have exclusive rights to sell AVONEX®, and Biogen has reserved the right under our agreements to sell AVONEX® directly or to appoint other providers of AVONEX®, but any such action would eliminate our exclusivity obligations.

      Gaucher Disease. Gaucher Disease is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency of an important enzyme in the body called glucocerebrosidase. This deficiency results in the accumulation of the glucocerebroside lipid in the cells of organs in the body. The disease is characterized by an enlarged liver or spleen, anemia, bleeding problems, fatigue, bone and joint pain and other orthopedic complications such as repeated fractures and bone erosion. Type I Gaucher Disease is the most common form of Gaucher Disease, affecting about 90% of all Gaucher patients. Genzyme’s Ceredase® and Cerezyme® products are FDA-approved products used for treating Type I Gaucher Disease. Cerezyme® is the newer product, and we have very few patients receiving Ceredase®.

      We have a longstanding relationship with Genzyme relating to Cerezyme®. Cerezyme® is administered by intravenous infusion. Dosing frequencies vary, but a typical dosing regimen involves administration once every two weeks. Pursuant to our current agreements with Genzyme, we are a preferred distributor of Cerezyme® in the United States and its Territories and provide various information and other services to Genzyme. The pricing of Cerezyme® under our agreements with Genyzme, as well as the scope and pricing of services that we provide, are subject to periodic review. Our agreements with Genzyme are for a term ending September 30, 2003. The agreements automatically renew on an annual basis unless either party provides 90 days prior notice of non-renewal, and are terminable by either party for any reason with 90 days prior notice. In addition, the agreements provide that, during the term of the agreements and for a period of five years after their termination, we may not sell any prescription drug for the treatment of Gaucher Disease other than Cerezyme®. We do not have exclusive rights to sell Cerezyme®. Genzyme has reserved the right under the agreements to sell Cerezyme® directly or to appoint other distributors of this product.

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

      We have purchasing relationships with all five manufacturers of growth hormone products used in the United States, including a longstanding relationship with Genentech. Typically, patients or family members administer growth hormone products at home without the presence of a nurse. Most growth hormone products require administration by injection several times per week, and in some cases daily. In contrast, Nutropin Depot™ may be administered as infrequently as monthly or bi-monthly. We have entered into an amended and restated national distribution agreement with Genentech in which we also provide compliance programs, nursing coordination, various information and other services relating to Genentech’s human growth hormone products, Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™ in the United States. The pricing of Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™ under the distribution agreement, as well as the scope and pricing of the services provided by us, are subject to adjustment depending on the Company meeting certain performance criteria. The distribution agreement has a term expiring December 31, 2006. The agreement may be terminated by Genentech if we have change of control and may be terminated by either party following 90-days notice. We do not have exclusive rights to distribute Protropin®, Nutropin®, Nutropin AQ® and Nutropin Depot™. Genentech has reserved the right under our agreement to sell these drugs directly or to appoint other distributors of these drugs.

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

      RSV is seasonal, with the disease striking primarily during the period of October through April. Our distribution agreement with MedImmune renews on an annual basis upon the mutual consent of the parties and is terminable by either party for any reason on 30 days notice. We do not have the exclusive right to sell Synagis®, although we were a national preferred assignment of benefits distributor of the drug for the 2002-2003 respiratory syncytial virus season. We have recently renewed our agreement with MedImmune to continue as one of three national preferred assignment of benefits distributors for the 2003-2004 season.

Suppliers

      We primarily dispense growth hormones, anti-hemophilic factor, IVIG, other blood-related products and other drugs obtained from the following sources:

•	Actelion Pharmaceuticals U.S., Inc., with respect to Tracleer™;

•	Allergan, Inc., with respect to Botox®;

•	Aventis Behring, LLC, with respect to Zemaira™;

•	Baxter Healthcare Corporation with respect to Aralast™;

•	Biogen, Inc., with respect to AVONEX®;

•	Enzon, Inc., with respect to Adagen®;

•	Genentech, Inc. with respect to Xolair™;

•	Genzyme Corporation, with respect to Ceredase®, Cerezyme®, Aldurazyme® and Fabrazyme®;

•	GlaxoSmithKline PLC, with respect to Flolan®;

•	Immunex Corporation, with respect to Enbrel®;

•	InterMune, Inc., with respect to Actimmune®;

•	MedImmune, Inc. with respect to Synagis®;

•	Rare Disease Therapeutics, Inc., with respect to Orfadin®; and

•	United Therapeutics Corporation, with respect to Remodulin®.

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

      Our agreements with our key suppliers generally may be canceled by either party, without cause, upon between 30 and 365 days prior notice. In addition, our agreements with our suppliers generally provide that during the term of the agreements (and, in some instances, for as much as five years after termination of the agreements), we may not distribute any competing products. We generally do not have any exclusive rights to dispense our products, and our suppliers have generally reserved the right under their agreements with us to distribute their products directly or to appoint other distributors of their products. See “Risk Factors — We are highly dependent on our relationships with a limited number of biopharmaceutical manufacturers.” and “Business — Disease Markets and Related Products.”

      We have supply relationships with all six major suppliers of clotting factor and all five major suppliers of IVIG in the United States, and historically no supplier has been responsible for a majority of our hemophilia or IVIG product purchases. However, the majority of our hemophilia product was purchased for the years ended June 30, 2002 and 2003 from Baxter Healthcare Corporation.

Relationships with Medical Centers

      At June 30, 2003, we had joint ventures with four medical centers (or their affiliates):

•	Children’s Home Care located in Los Angeles, California;

•	Alternative Care Systems, Inc. located in Dallas, Texas;

•	Cook Children’s Home Health located in Ft. Worth, Texas; and

•	Children’s Hospital located in Washington D.C.

      In our typical joint venture arrangement, we and the medical center (or its affiliate) form a joint venture entity to which we provide specialty retail pharmacy services. Under the terms of the joint venture agreement, we manage the sales, marketing, and provision of specialty pharmacy services in exchange for a monthly management fee and the reimbursement of some expenses. We share in the profits and losses of the joint venture entity with the medical center (or its affiliate) in proportion to our respective capital contributions and receive a management fee for our management services. The agreements generally have initial terms of between one and five years and contain restrictive covenants and rights of first refusal.

      In addition to joint venture relationships, we have entered into management agreements with other childrens hospitals and adult medical centers (or their affiliates) to provide specialty retail pharmacy services.

      Under our management agreements, we provide goods and services used in the hospitals’ or joint ventures’ specialty retail pharmacy business, including drugs and related supplies, patient education, clinical consultation, and reimbursement services. While the payment terms under such management agreements may vary, we are generally reimbursed for our costs and are paid a monthly management fee generally calculated as a percentage of revenues. These agreements usually have terms of between one and five years and are terminable by either party, with or without cause, with between one and twelve months prior notice. See “Risk Factors — If our relationships with some medical centers are disrupted, our business could be harmed.”

Acquisition of Specialty Pharmaceuticals Division of Gentiva Health Services, Inc.

      On June 13, 2002, we acquired substantially all of the assets of the Specialty Pharmaceuticals Services Division, or SPS business, of Gentiva Health Services, Inc. (Gentiva). The aggregate purchase price paid was $463.8 million (including $13.8 million of acquisition related costs) and consisted of $217.1 million in cash and 7,591,464 shares of our common stock valued at $246.7 million. As part of the acquisition, we acquired 100% of the outstanding stock of three Gentiva subsidiaries that were engaged exclusively in the SPS business.

Payors

      The following table sets forth the approximate percentages of the Company’s gross patient revenue attributable to various payor categories for the fiscal years ended June 30, 2001, 2002 and 2003. This table reflects the acquisition of the SPS business only since June 14, 2002. The percentage of the SPS business reimbursed by Medicare and Medicaid was higher than the comparable percentage of Accredo’s business. Therefore, the payor mix after the acquisition reflects an increase in the percentage of revenue attributable to Medicare and Medicaid and a decrease in the percentage of revenue attributable to private payors.

	Year Ended	Year Ended	Year Ended
	June 30, 2001	June 30, 2002	June 30, 2003

Private payors (including self pay)(1)	81%	79%	73%
Medicaid and other state programs	17%	19%	20%
Medicare and other federal programs	2%	2%	7%

Total	100%	100%	100%

(1)	Includes sales to private physician practices, whose ultimate payor is typically Medicare, which accounted for approximately 4%, 3% and 1% of gross patient revenue, respectively, for the fiscal years ended June 30, 2001, 2002 and 2003.

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

      In September 2001, the OIG issued a report titled “Medicaid’s Use of Revised Average Wholesale Prices,” which in part summarized the results of a joint investigation conducted by the United States

Department of Justice and the National Association of Medicaid Control Fraud Units of actual wholesale pricing data for 51 drugs. The report concluded the current method of determining AWP was “fundamentally flawed.” In response to this report, the Centers for Medicare and Medicaid Services (CMS) indicated it would continue to look for administrative and legislative solutions to the problem of accurately determining AWP. On September 16, 2002, the OIG revised its August, 2001 report entitled “Medicaid Pharmacy — Actual Acquisition Costs of Brand Name Prescription Drug Products”. In its revised report, OIG estimates that pharmacies receive an average 17% discount on drugs purchased from wholesalers.

      There has been an increase in the number of suits instituted by private consumer groups and state attorney generals against drug manufacturers over prescription drug pricing alleging, in part, fraud through manipulating the AWP. The eventual effect of such suits, if any, on the AWP is unknown.

      Recent Medicare prescription drug benefit bills in both houses of Congress, as well as a proposed rule issued by CMS offer changes to the way the federal government pays for certain Part B drugs. With respect to Medicare, the Senate is proposing to reduce clotting factor reimbursement from AWP minus 5% to AWP minus 15% while the House is proposing a new rate of Average Selling Price plus 12%. On August 15, 2003, CMS proposed a new rule that would revise the methodology for determining payment for Part B covered drugs and biologicals. In the proposed rule, CMS offered four alternative approaches. According to CMS, depending upon which program is adopted, the new payment methodology could be in place as early as January 1, 2004. Similarly, California’s Medicaid program, MediCal, recently adopted a plan that will shift away from use of the discounted AWP, instead using Average Selling Price plus 20% for hemophilia factors. California has not yet determined exactly how it will calculate Average Selling Price. Other states have proposed or are considering similar changes to their pharmacy payment plans. We expect that these developments will reduce prices and margins on some of the drugs that we distribute.

      A number of states are also considering other types of legislation designed to reduce their Medicaid expenditures and provide universal coverage and additional care for some populations, including proposals to impose additional taxes on providers to help finance or expand such programs. Some states may require us to maintain a licensed pharmacy in their states in order to qualify for reimbursement under state-administered reimbursement plans. Any of these changes could result in significant reductions in payment levels for drugs handled and services provided by us, which would have a material adverse effect on our business, financial condition and results of operations.

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

      Hemophilia treatment centers may purchase factor from manufacturers at a discount under a government program established in 1992 which extended the Medicaid best price rebate program to hemophilia treatment centers. Manufacturers that sell outpatient drugs to hemophilia treatment centers agree with the Department of Health and Human Services (DHHS) that they will not charge a price for covered outpatient drugs that is higher than a statutorily set amount. We do provide contract pharmacy services to several hemophilia treatment centers, but we do not directly own or operate a hemophilia treatment center that is eligible for this special pricing. This places us at a competitive disadvantage as a provider of factor, except where our affiliated medical centers are eligible for the special pricing. Under DHHS guidelines, an eligible hemophilia treatment center may obtain factor at this special pricing and use a contract pharmacy to dispense it to the center’s patients. However, if a hemophilia treatment center does not comply with DHHS guidelines or sells factor bought at this special pricing to patients who are not patients of the center, it may incur civil penalties or liability to drug manufacturers for the amount of the discount that the center received from the manufacturer.

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

      Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti-kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. As a result, some of our joint ventures may be restructured.

      DHHS published a set of “safe harbor” regulations and continues to publish clarifications to the safe harbors. Arrangements that fully comply with a safe harbor are deemed not to violate the Anti-Kickback law. We have several business arrangements (for example, our joint venture and management arrangements with medical centers, service arrangements with physicians and product pricing arrangements with suppliers) that do not satisfy all of the requirements necessary to fall within the safe harbors. Failure to satisfy a safe harbor does not mean that a transaction is necessarily illegal. The law requires the government to evaluate the intent in each situation. We believe our business arrangements comply with the Anti-Kickback law, the Health Insurance Portability and Accountability Act of 1996 (HIPAA) and similar state laws. However, if we are found to violate any of these laws, we could suffer penalties, fines, or possible exclusion, which could reduce our revenues and profits.

      OIG Fraud Alerts and Advisory Opinions. The OIG periodically issues Fraud Alerts and Advisory Opinions identifying practices it believes may violate federal fraud and abuse laws. One Fraud Alert addresses joint venture and contractual arrangements between health care providers. Another concerns prescription drug marketing practices. Drug marketing activities may implicate the federal fraud and abuse laws because the cost of drugs are often reimbursed by Medicare and Medicaid. According to the Fraud Alert, questionable practices may include payments to pharmacists to recommend a particular drug or product. One Advisory Opinion indicates that management fees calculated as a percentage of net revenues, where marketing services are included, could implicate the federal fraud and abuse laws if the fee is intended to induce patient referrals. We believe our business arrangements comply with federal fraud and abuse laws. However, if we are found to have violated any of these laws, we could suffer penalties, fines or possible exclusion from the Medicare, Medicaid or other governmental programs, which could adversely affect our results of operations.

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

      Government Investigations. The government increasingly examines arrangements between health care providers and potential referral sources to ensure that they are not designed to exchange remuneration for patient care referrals. Investigators are increasingly willing to look behind formalities of business transactions to determine the underlying purpose of payments. Enforcement actions have increased and are highly publicized. Any investigation may cause publicity that would cause potential customers to avoid us, reducing potential revenues and profits.

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

      Confidentiality, Privacy and HIPAA. Federal and state laws protect confidentiality of medical records and information. We maintain medical records for each patient to whom we dispense drugs. We are thus subject to some of these medical record and patient confidentiality laws, including HIPAA. As part of the Administrative Simplification provision of HIPAA, DHHS published final regulations governing electronic transactions involving health information on August 17, 2000. These regulations are commonly referred to as the Transaction Standards Rule. The Transaction Standards Rule establishes standards for the most common health care transactions. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transaction Standards Rule applies to us in connection with submitting and processing health claims. The Transaction Standards Rule also applies to many of our payors and to our relationships with those payors. We submitted an extension plan to DHHS describing how we would come into compliance with the Transaction Standards Rule. We will be required to comply with the uniform standards for data reporting, formatting, and coding by October 16, 2003.

      On December 28, 2000, DHHS published final regulations implementing HIPAA that adopted standards for the privacy of individually identifiable health information (Privacy Rules). The regulations cover health care providers, health care clearinghouses and health plans (Covered Entities). The Privacy Rule imposes significant administrative and financial obligations on companies that use or disclose individually identifiable information relating to the health of a patient.

      Earlier this year, DHHS published final regulations implementing that portion of HIPAA governing the security of health information. Most Covered Entities will be required to comply with these regulations by April 21, 2005. We are reviewing these regulations and may be required to change some of our practices to comply with them.

      The HIPAA regulations impose criminal penalties on wrongful disclosure of protected health information. We maintain procedures and provide training to our employees in an effort to comply with all of the medical record and patient confidentiality laws to which we are subject. We intend to comply with the privacy provisions of HIPPA. While we attempt to comply with all confidentiality requirements, a violation of any confidentiality law could subject us to sanctions that could reduce revenues or profits.

      In addition to its provisions regarding the confidentiality of patient health information described above, HIPAA also imposes criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. These HIPAA fraud and abuse provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Although we do not know of any current violations of the fraud and abuse provisions of HIPAA, if we were found to be in violation of these provisions, the government could seek penalties against us including exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations.

      Balanced Budget Act. Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, the Federal Balanced Budget Act of 1997 (even after the restoration of some funding in 1999) will continue to cause significant reductions in spending levels for the Medicare and Medicaid programs. A more recent example is the action of a number of state Medicaid agencies to reduce their reimbursement rates in response to the new AWP prices published by First DataBank, Inc.

      Laws governing Medicare, Medicaid, TriCare/ CHAMPUS and other governmental programs may change, and various administrative rulings, interpretations and determinations make compliance difficult. Any changes may materially increase or decrease program payments or the cost of providing services. Final determinations of government program reimbursement often require years, because of audits, providers’ rights of appeal and numerous technical requirements. We believe we make adequate provision for adjustments. However, future reductions in reimbursement could reduce our revenues and profits.

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

Employees

      As of June 30, 2003, we had 1,756 full-time and 420 part-time employees. Our employees include approximately 144 full-time and 53 part-time pharmacists. Our employees are not represented by a labor union, and we believe we have good relations with our employees.

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

Internet Website

      The Company’s Internet website can be found at www.accredohealth.com. The Company makes available free of charge on or through our internet website, access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

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

      We derive a substantial percentage of our revenue and profitability from the sale of hemophilia product and IVIG that we primarily purchase from Baxter Healthcare Corporation, Aventis Behring, LLC, Wyeth Pharmaceuticals and Bayer Corporation. Approximately 38% of our revenue in the fiscal year ended June 30, 2003 was derived from the sale of IVIG and hemophilia product. During the fiscal years ended June 30, 2002 and 2003, the majority of our hemophilia product was purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen, Genzyme, GlaxoSmithKline and MedImmune. Our revenue derived from these relationships represented approximately 40% of our revenue for the fiscal year ended June 30, 2003.

      Our agreements with these suppliers are short-term and cancelable by either party without cause on 30 to 365 days prior notice. These agreements also generally limit our ability to handle competing drugs during and, in some cases, after the term of the agreement, but allow the supplier to distribute through channels other than us. Further, these agreements provide that pricing and other terms of these relationships be periodically adjusted for changed market conditions or required service levels. Any termination or adverse adjustment to any of these relationships could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

Our ability to grow could be limited if we do not expand our existing base of drugs or if we lose patients.

      We primarily sell 19 products. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets account for approximately 89% of our revenues, with the drugs for hemophilia and autoimmune disorders constituting approximately 38% of our revenue for the fiscal year ended June 30, 2003:

•	Hemophilia, Autoimmune Disorders, PID and Hereditary Emphysema

•	Pulmonary Arterial Hypertension

•	Multiple Sclerosis

•	Enzyme Deficiencies

•	Growth Hormone-Related Disorders

•	Respiratory Syncytial Virus

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

      The specialty pharmacy industry is highly competitive and is continuing to become more competitive. Most of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

•	other specialty pharmacy distributors;

•	specialty pharmacy divisions of wholesale drug distributors;

•	pharmacy benefit management companies (PBM);

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users;

•	comprehensive hemophilia treatment centers; and

•	other alternative site health care providers.

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

Entry by PBMs into the specialty pharmacy market and consolidation in the industry could affect our ability to serve patients.

      On September 2, 2003, Caremark Rx, Inc. announced that it had signed a definitive Merger Agreement with AdvancePCS. Both of these firms are our competitors and the two companies combined will form the nation’s second largest pharmacy benefit manager, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. We expect that there will be further consolidation among specialty pharmacy providers. As pharmacy benefits managers acquire specialty pharmacy capability, it is likely that they will attempt to cancel their relationships with entities that compete with the PBM specialty pharmacy operations, and to cause the PBM patients to obtain their drugs from the PBM’s specialty pharmacy.

Our business could be harmed by changes in Medicare or Medicaid.

      Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. Recent Medicare prescription drug benefit bills in both houses of Congress, as well as a proposed rule issued by CMS, offer changes to the way the federal government pays for certain Part B drugs. Such proposals range from deeper discounts to AWP to a competitive acquisition program. On August 15, 2003, CMS proposed a new rule that would revise the methodology for determining payment for Part B covered drugs and biologicals. In the proposed rule, CMS offered four alternative approaches. According to CMS, depending upon which program is adopted, the new payment methodology could be in place as early as January 1, 2004. Although these proposals from CMS and Congress are not final , we expect that these developments will ultimately reduce prices and margins on some of the drugs that we distribute.

      In order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, limit the number of prescriptions per person that are covered, raising Medicaid co-pays and deductibles, proposing more restrictive formularies and proposing reductions in pharmacy reimbursement rates. For example, California’s Medicaid program, MediCal, recently adopted a plan that will shift away from use of the discounted AWP, instead using Average Selling Price plus 20% for hemophilia factors. California has not yet determined exactly how it will calculate Average Selling Price. MediCal is also considering implementing a reduced price for other drugs. Any reduction in the reimbursement from MediCal as a result of this new plan could adversely impact revenues and profitability from the sale of drugs to patients covered by MediCal by us or our two partnerships in California. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Changes in average wholesale prices could reduce our pricing and margins.

      Many government payors, including Medicare and Medicaid, pay us directly or indirectly at a percentage off the drug’s AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by several private companies, including First DataBank, Inc. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic AWP for a number of the clotting factor and IVIG products that we sell. A number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey.

      Recent Medicare prescription drug benefit bills in both houses of Congress, as well as a proposed rule issued by CMS, offer changes to the way the federal government pays for certain Part B drugs. Such proposals range from deeper discounts to AWP to a competitive acquisition program. On August 15, 2003, CMS proposed a new rule that would revise the methodology for determining payment for Part B covered drugs and biologicals. In the proposed rule, CMS offered four alternative approaches. According to CMS, depending upon which program is adopted, the new payment methodology could be in place as early as January 1, 2004. Although these proposals from CMS and Congress are not final, we expect that these developments will ultimately reduce prices and margins on some of the drugs that we distribute.

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

      We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2001, 2002 and 2003, we derived approximately 81%, 79% and 73% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 4%, 3% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

      Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectable medications. We received approximately 7% of our total revenues from Aetna in the fiscal year ended June 30, 2003 and approximately 3% of our total revenues in the fiscal year ended June 30, 2003 from various relationships with Gentiva, including the distribution of specialty pharmaceuticals through the CareCentrix division of Gentiva’s home health business. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship, for example, our relationship with Aetna, Inc. and affiliates (which is terminable on 90 days notice) or our relationship with the Gentiva CareCentrix division, or an adverse change in the financial condition of a payor like Aetna, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

We incurred additional debt to acquire the SPS business of Gentiva Health Services, Inc. which may limit our future financial flexibility.

      The current level of our debt will have several important effects on our future operations, including, among others:

•	A significant portion of our cash flow from operations will be dedicated to the payment of principal on the debt and will not be available for other purposes;

•	Our debt covenants will require us to meet financial tests, and may impose other limitations that may limit our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	Failure to meet our debt covenants could result in foreclosure by our lenders or an increase in the interest rate or administrative fees associated with our debt;

•	We may be at a competitive disadvantage to similar companies that have less debt; and

•	Our vulnerability to adverse economic and industry conditions may increase.

Our business could be harmed if payors decrease or delay their payments to us or seek to recoup payments already made.

      Our profitability depends on payment from governmental and non-governmental payors, and we could be materially and adversely affected by cost containment trends in the health care industry or by financial difficulties suffered by non-governmental payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Payors also influence decisions regarding the use of a particular drug treatment and focus on product cost in light of how the product may impact the overall cost of treatment. Further, some payors, including large managed care organizations and some private physician practices, have recently experienced financial trouble. The timing of payments and our ability to collect from payors also affects our revenue and profitability. Payors also have contractual rights to audit our books and records to determine if they have overpaid us. If we are unable to collect from payors or if payors fail to pay us in a timely manner, or if payors seek to recoup payments already made to us, it could have a material adverse effect on our business and financial condition.

If any of our relationships with medical centers are disrupted or cancelled, our business could be harmed.

      We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and RSV. For the fiscal years ended June 30, 2001, 2002 and 2003, we derived approximately 4% of our income before income taxes from equity in the net income of unconsolidated joint ventures.

      Since April 2000, we have owned 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal years ended June 30, 2001 and 2002 and 17% of our income before income taxes for the fiscal year ended June 30, 2003.

      Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti-kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. As a result, some of our joint ventures may be restructured.

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

      Our agreements with medical centers have terms of between one and five years, and may be cancelled by either party without cause upon notice of between one and twelve months. Adverse changes in our relationships with those medical centers could be caused, for example, by:

•	changes caused by consolidation within the hospital industry;

•	changes caused by regulatory uncertainties inherent in the structure of the relationships; or restrictive changes to regulatory requirements.

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

      Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

•	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent revisions in the method of establishing AWP;

•	below-expected sales or delayed launch of a new drug;

•	price and term adjustments with our drug suppliers;

•	increases in our operating expenses in anticipation of the launch of a new drug;

•	product shortages;

•	inaccuracies in our estimates of the costs of ongoing programs; the timing and integration of our acquisitions;

•	changes in our estimates used to prepare our financial statements;

•	effectiveness of our sales force;

•	changes in governmental regulations;

•	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;

•	our provision of drugs to treat seasonal illnesses, such as RSV;

•	physician prescribing patterns;

•	general political and economic conditions;

•	interest rate fluctuations; and

•	adverse experience in collection of accounts receivable.

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

      The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as anti-hemophilic factor, IVIG and some other blood-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability has been constrained from time to time. For example, an industry wide recombinant factor VIII product shortage existed for some time, as a result of the manufacturers being unable to increase production to meet rising global demand, and has only recently returned to normal levels. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time, our business could be harmed.

If some of the drugs that we provide lose their “orphan drug” status, we could face more competition.

      Our business could also be adversely affected by the expiration or challenge to the orphan drug status that has been granted by the FDA to some of the drugs that we handle. When the FDA grants orphan drug status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. Not all of the drugs that we sell which are related to our core disease states have orphan drug status.

      Despite orphan drug status, there are competing products on the market for Nutropin® Depot. Tracleer™, Remodulin® and Flolan® also compete in the treatments of PAH. The loss of orphan drug status, or approval of new drugs notwithstanding orphan drug status, could result in additional competitive drugs entering the market, which could harm our business.

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

We could be adversely affected by an impairment of the significant amount of goodwill and other intangibles on our financial statements.

      Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings. As of June 30, 2003, we had goodwill, net of accumulated amortization, of approximately $352.5 million, or 39% of total assets and 69% of stockholders’ equity.

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

We have been named in several shareholder class action lawsuits and a shareholders’ derivative lawsuit asserting claims under the securities laws.

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

      The ultimate cost and effect of these lawsuits on our financial condition, results of operations, customer relations and management is unknown at this time.

      The lawsuits are described in Part I, Item 3 – Legal Proceedings.

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

      The marketing, sale and purchase of drugs and medical supplies is extensively regulated by federal and state governments, and if we fail or are accused of failing to comply with laws and regulations, we could suffer a material adverse effect on our business, financial condition and results of operations. Our business could also be materially and adversely affected if the suppliers or others we work with are accused of violating laws or regulations. The applicable regulatory framework is complex, and the laws are very broad in scope. Many of these laws remain open to interpretation, and have not been addressed by substantive court decisions.

      The health care laws and regulations that especially apply to our activities include:

•	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. HIPAA created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.

•	DHHS has issued regulations implementing the Administrative Simplification provisions of HIPAA concerning the maintenance of privacy and security of individually identifiable health information. These new regulations require the development and implementation of measures to maintain the privacy and security of health information and require that certain health claims transactions be conducted in accordance with uniform standards. These regulations govern health care providers, health plans and health clearinghouses. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

•	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

•	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

•	Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients. Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti-kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures.

•	The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

The market price of our common stock may experience substantial fluctuations for reasons over which we have little control.

      Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

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

      Memphis, Tennessee. We currently lease approximately 160,000 square feet of space in an office/warehouse business park in Memphis. The leases on this space expire at varying times beginning in July 2006 through March 2008, but we have an option to extend our lease terms for one additional five-year period.

      Nashville, Tennessee. We currently lease approximately 35,000 square feet of space in Nashville. Our lease expires in December 2005.

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

      Overland Park, Kansas. We currently lease approximately 122,000 square feet of space in Overland Park, Kansas. We sublease approximately 40% of this space to Gentiva. Our lease expires in August 2005.

Item 3.	Legal Proceedings

      Commencing April 8, 2003, the Company and certain officers and directors were named as defendants in several substantially similar putative class action lawsuits filed in the United States District Court for the Western District of Tennessee, Memphis Division. The various complaints have been consolidated into a single action, but the Court has not appointed a Lead Plaintiff. Once the Lead Plaintiff is appointed, a Consolidated Complaint will be filed to which the Defendants will respond. The lawsuits filed to date name the Company, David D. Stevens, Joel Kimbrough and in one case John R. Grow, as Defendants. One of the lawsuits also named our former independent auditor, Ernst & Young LLP, as a defendant. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased our stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. We believe that the claims asserted in the putative class action lawsuits are without merit.

      In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names our officers, directors and a former director; David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and

Patrick J. Welsh; as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. We believe that the claims asserted in the derivative lawsuit are without merit.

      As previously disclosed on a Form 8-K filed on May 5, 2003, we filed a lawsuit against our former independent auditor, Ernst & Young LLP (E&Y). Subsequent to filing this claim, E&Y filed a Motion to Compel Arbitration and to Dismiss or in the Alternative to Stay Proceedings. In response to this Motion, we have filed a Notice of Voluntary Nonsuit in the Circuit Court and we will resolve our claims against E&Y through arbitration.

      Also, from time to time, we are involved in lawsuits, claims, audits and investigations arising in the normal course of our business. In our opinion, in the aggregate these lawsuits, claims, audits and investigations should not have a material adverse effect on our business, financial condition, or results of operations. In addition, the business that we acquired from Gentiva Health Services, Inc. has several lawsuits and claims related to its historic operation by Gentiva, which are being controlled by Gentiva and for which we are entitled to indemnification from liability by Gentiva.

Item 4.	Submission of Matters to a Vote of Security Holders

      None

PART II

Item 5.	Market for Company’s Common Equity and Related Stockholder Matters

     Price Range of Common Stock

      The Company’s common stock is traded on the Nasdaq National Market System under the symbol “ACDO.” The following table sets forth the quarterly high and low sales prices as reported on the Nasdaq National Market System for the fiscal years ended June 30, 2002 and 2003.

Fiscal Years 2002 and 2003	High	Low

Fourth Quarter ended June 30, 2003	$26.31	$11.95
Third Quarter ended March 31, 2003	39.67	21.02
Second Quarter ended December 31, 2002	38.65	25.19
First Quarter ended September 30 2002	36.29	24.87
Fourth Quarter ended June 30, 2002	43.21	28.00
Third Quarter ended March 31, 2002	38.59	25.35
Second Quarter ended December 31, 2001	27.87	19.84
First Quarter ended September 30 2001	26.17	18.40

     Holders

      As of September 19, 2003, the approximate number of registered stockholders was 18,427 including 1,177 stockholders of record and approximately 17,250 persons or entities holding common stock in nominee name.

     Dividend Policy

      We have never paid any cash dividends on our common stock. We currently anticipate that all of our earnings will be retained to finance the growth and development of our business, and therefore, do not anticipate that any cash dividend will be declared or paid on our common stock in the foreseeable future. Any future declaration of dividends will be subject to the discretion of our Board of Directors and their review of our earnings, financial condition, capital requirements and surplus, contractual restrictions to pay such dividends and other factors they deem relevant.

     Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of June 30, 2003:

			(c)
			Number of shares
			remaining available
	(a)	(b)	for future issuance
	Number of shares to	Weighted-average	under equity
	be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan Category	warrants and rights	and rights	in column (a))

Equity compensation plans approved by Stockholders	4,023,732	$23.38	1,738,462
Equity compensation plans not approved by stockholders	0	0	0

Total	4,023,732	$23.38	1,738,462

     Sales of Unregistered Securities

      None.

Item 6.	Selected Consolidated Financial Data

SELECTED FINANCIAL DATA

      You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the fiscal years ended June 30, 1999, 2000, 2001, 2002 and 2003 have been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations.

	Years Ended June 30,

	1999	2000	2001	2002(1)	2003(2)

	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Net patient revenue	$244,158	$335,601	$446,007	$633,249	$1,337,414
Other revenue	12,277	15,432	14,985	18,257	33,982
Equity in net income of joint ventures	1,919	2,002	1,148	2,067	1,940

Total revenues	258,354	353,035	462,140	653,573	1,373,336
Operating expenses:
Cost of sales	220,517	300,973	395,365	544,902	1,086,334
General and administrative	17,637	23,831	29,871	45,571	129,803
Bad debts	4,739	6,117	6,131	5,833	87,418
Restructuring charge	—	—	—	3,893	—
Depreciation and amortization	3,911	3,397	4,263	3,675	10,386

Total operating expenses	246,804	334,318	435,630	603,874	1,313,941

Operating income	11,550	18,717	26,510	49,699	59,395
Interest expense (income), net	3,165	2,136	(2,770)	(359)	9,564

Income before minority interest in income of consolidated joint venture, income taxes and extraordinary item	8,385	16,581	29,280	50,058	49,831
Minority interest in income of consolidated joint venture	—	(177)	(692)	(1,273)	(2,044)

Income before income taxes and extraordinary item	8,385	16,404	28,588	48,785	47,787
Income tax expense	4,003	6,508	11,333	19,025	18,252

Income before extraordinary item	4,382	9,896	17,255	29,760	29,535
Extraordinary item for early extinguishment of debt, Net of income tax benefit	(1,254)	—	—	—	—

Net income	3,128	9,896	17,255	29,760	29,535
Mandatorily redeemable cumulative preferred Stock dividends	(1,617)	—	—	—	—

Net income to common stockholders	$1,511	$9,896	$17,255	$29,760	$29,535

Diluted earnings per common share:
Income before extraordinary item	$0.19	$0.30	$0.44	$0.73	$0.61
Extraordinary item	(0.06)	—	—	—	—
Preferred stock dividends	(0.07)	—	—	—	—

Net income to common stockholders	$0.06	$0.30	$0.44	$0.73	$0.61

Cash dividends declared on common stock	$—	$—	$—	$—	$—

	June 30,

	1999	2000	2001	2002	2003

Balance Sheet Data:
Cash and cash equivalents	$5,542	$10,204	$54,520	$42,913	$48,006
Working capital	28,906	35,639	88,288	309,780	295,874
Total assets	146,746	205,229	289,244	924,829	914,783
Long-term debt	20,500	37,000	—	224,688	178,438
Stockholders’ equity	64,127	77,544	189,170	471,054	512,708

(1)	Our results for the fiscal year ended 2002 include the operations of the SPS division from June 14, 2002 through June 30, 2002.

(2)	Bad debts expense for our fiscal year 2003 includes the effect of a significant change in estimate as described below in the heading “Change in Accounting Estimate” in Item 7 “Management’s Discussion and Analysis of Financial Conditions and Results of Operations”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

      We provide specialty retail pharmacy services for the treatment of patients with costly, chronic diseases. We derive revenues primarily from the sale of drugs to patients. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The following table presents the percentage of our total revenues generated from sales with respect to the diseases that we primarily served in the years ended June 30:

	2001	2002	2003

Hemophilia, Autoimmune Disorders and PID	21%	27%	38%
Multiple Sclerosis	38%	31%	14%
Pulmonary Arterial Hypertension	—	2%	14%
Gaucher Disease	23%	18%	10%
Growth Hormone-Related Disorders	9%	9%	7%
Respiratory Syncytial Virus	6%	10%	6%

      The increases in revenues from the diseases hemophilia, autoimmune disorders, PID and PAH and the related decreases in revenues from the diseases multiple sclerosis, Gaucher, growth hormone related disorders and RSV are primarily due to the acquisition of the SPS division. The majority of the revenues of the SPS division related to hemophilia, autoimmune disorders, PID and PAH.

      Sales and services with respect to Multiple Sclerosis, Gaucher Disease, RSV, PAH and growth hormone-related disorders are dependent upon our relationships with Biogen, Genzyme, MedImmune, GlaxoSmithKline, Actelion Pharmaceuticals U.S., United Therapeutics and Genentech. Our agreements with these manufacturers describe the services to be provided by us, including contract pharmacy, information, clinical, reimbursement and customized delivery services. These agreements generally:

•	allow the manufacturer to distribute directly or through other parties; and

•	are short-term and may be cancelled by either party, without cause, upon between 30 and 365 days prior notice.

      These agreements vary in level of exclusivity and scope of services provided. We typically purchase products at prices at or below the manufacturers’ average wholesale sales prices, and our resulting contribution margins vary for each product line. Pricing is customized to reflect specific services to be provided by us and in some cases is subject to periodic adjustments to reflect changing market conditions. A few of these agreements limit our ability to supply competing drugs during (and in some cases up to five years after) the term of the agreement.

      We purchase drugs for hemophilia and autoimmune disorders from all available sources on a volume discount basis. We are one of the national assignment of benefits providers selected by MedImmune, Inc. to distribute drugs for RSV. During 2002, we began providing specialty retail pharmacy services for the treatment of patients with PAH. We distribute all three of the drug therapies for this disease.

      We recognize revenue in the period the drugs are delivered or when we have performed the contractual service. While we may experience revenue changes from price fluctuations on our existing product lines, our revenue growth will depend principally on the introduction of new drugs and on volume growth in existing drug lines.

      Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Year Ended
	June 30, 2001	June 30, 2002	June 30, 2003

Non-governmental	81%	79%	73%
Governmental:
Medicaid	17%	19%	20%
Medicare	2%	2%	7%

      The increase in Medicare reimbursement and the related decrease in non-governmental reimbursement from fiscal year 2002 to fiscal year 2003 is due to the revenues from hemophilia factor and the PAH products, Flolan® and Remodulin, as a result of the acquisition of the SPS division. These are the only products we distribute for which we are reimbursed directly by Medicare. We anticipate that our payor mix for fiscal year 2004 will be similar to the payor mix achieved in fiscal year 2003.

      We have five joint venture agreements with various medical centers (or their affiliates) in which we own 50% of each venture and one joint venture agreement with a medical center affiliate in which we own 80% of the joint venture. Many of our patient populations have diseases that are discovered before or during adolescence and require ongoing care from physician specialists, many of whom are based at pediatric, academic and other acute care medical centers. To date, these ventures have primarily derived revenues from the treatment of patients with hemophilia, growth hormone-related disorders and RSV. We share profits and losses with our joint venture partners in equal proportion to our respective equity ownership. We account for our interests in the net income or loss in our 50% owned joint ventures under the equity method of accounting and in our 80% owned joint venture under the consolidated method of accounting. Our equity interest in the net income of the 50% owned joint ventures represented approximately 4% of our income before income taxes in each of the years ended June 30, 2001, 2002 and 2003.

      Cost of sales include drug acquisition costs, pharmacy and warehouse personnel costs, freight and other direct costs associated with the delivery of our products and costs of clinical services provided. General and administrative expenses include the personnel costs of the reimbursement, sales, marketing, administrative and support staffs as well as corporate overhead and other general expenses. Bad debts include our provision for patient accounts receivable which we estimate will prove to be uncollectible after routine collection efforts have been exhausted. We typically hire personnel and incur legal, recruiting, marketing and other expenses in anticipation of the commercial launch of a new biopharmaceutical drug. In some instances, a portion of these expenses are reimbursed to us by the biopharmaceutical manufacturer. We have not historically capitalized any of these start-up expenses.

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

      Many government payors, including Medicare and Medicaid, pay us directly or indirectly for some of the drugs that we sell at the drugs’ AWP or a percentage discount off AWP. Recent government investigations into the reporting of AWP by drug manufacturers have led First DataBank, Inc. to publish a Market Price Survey of 437 drugs that significantly reduces reimbursement for a number of the clotting factor and the IVIG products we sell.

      A number of state Medicaid agencies now pay us for clotting factor at the prices shown on the Market Price Survey or at a percentage discount off those prices. Other states have not changed their pricing structure or have changed back to their pre-Market Price Survey reimbursement rates.

      Recent Medicare prescription drug benefit bills in both houses of Congress, as well as a proposed rule issued by CMS offer changes to the way the federal government pays for certain Part B drugs. With respect to Medicare, the Senate is proposing to reduce clotting factor reimbursement from AWP minus 5% to AWP minus 15% while the House is proposing a new rate of Average Selling Price plus 12%. On August 15, 2003, CMS proposed a new rule that would revise the methodology for determining payment for Part B covered drugs and biologicals. In the proposed rule, CMS offered four alternative approaches. According to CMS, depending upon which program is adopted, the new payment methodology could be in place as early as January 1, 2004. Similarly, California’s Medicaid program, Medi-Cal, recently adopted a plan that will shift away from use of the discounted AWP, instead using Average Selling Price plus 20% for hemophilia factors. California has not yet determined exactly how it will calculate Average Selling Price. Other states have proposed or are considering similar changes to their pharmacy payment plans. We expect that these developments will reduce prices and margins on some of the drugs that we distribute.

      Both federal and state legislators are continuing to scrutinize the healthcare industry for the purpose of reducing healthcare costs. While we are unable to predict what, if any, future healthcare-reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs, which could impact the amount of revenue we receive. Approximately 19%, 21% and 27% of gross patient revenues (excluding the acute business acquired from Gentiva) for the years ended June 30, 2001, 2002 and 2003, respectively, was from Medicare and state-sponsored Medicaid programs. With the purchase of the SPS division the percentage of our revenue reimbursed by Medicare and Medicaid was higher in 2003 when compared to the percentages experienced by us prior to the acquisition.

Acquisition

      On June 13, 2002, we acquired the SPS division of Gentiva. We acquired substantially all of the assets used in the SPS division including 100% of the outstanding stock in three of Gentiva’s subsidiaries that were exclusively in the business conducted by the SPS division. The SPS business provides specialty retail pharmacy and related services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases previously served by us, the SPS business is also a leading provider of specialty pharmacy and related services to patients with PAH. As a result of the acquisition, we have become a leading provider of specialty retail pharmacy and related services, as measured by revenue. The aggregate purchase price was $463.8 million (including $13.8 million of acquisition related costs) and consisted of $217.1 million of cash and 7,591,464 shares of common stock valued at $246.7 million. The results of the SPS business have been included in the consolidated financial statements since June 14, 2002.

Results of Operations

      The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

	Years Ended June 30,

	2001	2002	2003

Revenues:
Net patient revenue	96.5%	96.9%	97.4%
Other revenue	3.2	2.8	2.5
Equity in net income of joint ventures	0.3	0.3	0.1

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of sales	85.6	83.4	79.1
General and administrative	6.5	7.0	9.4
Bad debts	1.3	0.9	6.4
Restructuring charge	—	0.6	—
Depreciation and amortization	0.9	0.5	0.8

Total operating expenses	94.3	92.4	95.7

Operating income	5.7	7.6	4.3
Interest income (expense), net	0.6	0.1	(0.7)

Income before minority interest and income taxes	6.3	7.7	3.6
Minority interest	0.1	0.2	0.1

Income before income taxes	6.2	7.5	3.5
Income tax expense	2.5	2.9	1.3

Net income	3.7%	4.6%	2.2%

Critical Accounting Policies and Estimates

      Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing our financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and judgments on an ongoing basis. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates, and different assumptions or conditions may yield different estimates. The items in our financial statements requiring significant estimates and judgments are as follows:

Revenue Recognition

      Net patient revenues are from the sales of biopharmaceutical drugs to patients and are reported at the net amount billed to patients, third-party payors and others in the period the products are delivered. We have agreements with certain third-party payors that provide for payments to us at amounts discounted from their established rates.

      From time to time we enter into management contracts with hemophilia treatment centers, medical centers and joint ventures in which we have an interest. Pursuant to these contracts, we will provide certain billing, pharmacy dispensing, inventory management, shipping, reimbursement, collection and other management services in exchange for fees that range from a reimbursement of our costs to a percentage of the managed entities billed charges, less contractual allowances. These contracts are for terms of up to five years and are usually cancelable on short notice. Revenue from the management contracts is recognized when the services are rendered and is included in other revenue.

Allowance for Doubtful Accounts

      The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. Our primary collection risks are for patient co-payments and deductibles. The risk of collection varies based upon the product, the payor and the patient’s ability to pay the amounts not reimbursed by the payor. Some of the drugs we distribute are primarily reimbursed by prescription card benefit plans, which reimbursement is subject to lower co-payment and deductible amounts (typically $15-$30 per prescription). Other drugs are primarily reimbursed through major medical benefit plans, which reimbursement is subject to higher deductible amounts. We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables and our historical experience of collecting the patient co-payments and deductibles. However, economic and other factors could result in collections that differ from our estimates. We continually review the estimation process and make changes to the estimates as necessary.

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

Patient Credit Balance Liability

      Patient credit balances arise due to many factors including overpayments from payors, unapplied payments due to insufficient information and payments against invoices that have previously been written off. We estimate the amount of credit balances that relate to overpayments from payors based upon historical trends and other available information and classify those credit balances as accounts payable in the financial statements.

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

Asset Impairment

      Management periodically evaluates the carrying values of long-lived assets, including property and equipment, to determine whether events and circumstances indicate that these assets have been impaired. An asset is considered impaired when undiscounted cash flows to be realized from such asset are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset.

      Effective on July 1, 2001, we adopted Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill has discontinued, and goodwill is reviewed at least annually for impairment.

      We evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. We have one reporting unit and the fair value of the reporting unit exceeded its carrying amount resulting in no impairment charges in fiscal year 2003.

Income Taxes

      We are subject to audit by federal and state tax authorities. These audits could result in proposed assessments that challenge certain tax positions, which, if upheld through the administrative and legal process, could have a material impact on our earnings and cash flow. We believe that our tax positions comply with applicable tax law, and we do not anticipate any material impact on earnings or cash flows.

Change in Accounting Estimate

      In preparing our financial statements, we are required to make certain estimates, including those related to the allowance for doubtful accounts, refundable credit balances, self-insurance accruals, income tax liabilities and impairment tests on goodwill. We periodically review our estimates to ensure that the estimates appropriately reflect changes in our business or as new information becomes available.

      During the March 2003 quarter, we analyzed historical collection rates and other data used in estimating the allowance for doubtful accounts. Our calculations indicated that the accounts receivable reserve needed to be increased. As a result of the new information obtained through the analysis completed subsequent to the March 2003 quarter, in the third quarter of fiscal year 2003 we recorded a net $49 million charge to bad debt expense and increased the allowance for doubtful accounts related to the accounts receivable of the SPS division.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

      Revenues. Total revenues increased 110% from $653.6 million to $1,373.3 million from fiscal year 2002 to fiscal year 2003. Net patient revenues increased 111% from $633.2 million to $1,337.4 million from fiscal year 2002 to fiscal year 2003. The increase in revenues is attributable to the SPS acquisition completed on June 13, 2002 and volume growth in our products for the treatments of growth hormone disorders, hemophilia, Gaucher disease and autoimmune disorders as a result of the addition of new patients and additional sales of product to existing patients. We also had a significant increase in our seasonal drug Synagis® for the treatment of RSV as a result of increased patient volume. We also benefited from the addition of new and expanded contracts with managed care organizations.

      Cost of Sales. Cost of sales increased 99% from $544.9 million to $1,086.3 million from fiscal year 2002 to fiscal year 2003, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 83.4% to 79.1% from fiscal year 2002 to fiscal year 2003 resulting in gross margins of 16.6% in fiscal year 2002 and 20.9% in fiscal year 2003. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in fiscal year 2003. The primary drivers were increased revenues from hemophilia factor, IVIG for the treatment of autoimmune disorders and Flolan® for the treatment of PAH, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

      General and Administrative. General and administrative expenses increased from $45.6 million to $129.8 million, or 185%, from fiscal year 2002 to fiscal year 2003. The increase is due to the SPS acquisition completed on June 13, 2002 and increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 7.0% and 9.4% of revenues for fiscal years 2002 and 2003, respectively. The increase to 9.4% in fiscal year 2003 is due to product mix changes. The higher margin products, which were a higher percentage of our total revenues in fiscal year 2003, have higher general and administrative expenses associated with them than many of the other product lines that we distribute.

      Bad Debts. Bad debts increased from $5.8 million to $87.4 million from fiscal year 2002 to fiscal year 2003. As a percentage of revenues, bad debt expense increased from 0.9% to 6.4% from fiscal year 2002 to fiscal year 2003. The increase in expense is primarily due to the change described above in Change in Accounting Estimate. During the March 2003 quarter, we analyzed historical collection rates and other data used in estimating the allowance for doubtful accounts. Our calculations indicated that the accounts receivable reserve needed to be increased. As a result of the new information obtained through the analysis completed subsequent to the March 2003 quarter, in the third quarter of fiscal year 2003 we recorded a net $49 million charge to bad debt expense and increased the allowance for doubtful accounts related to the accounts receivable of the SPS division.

      Depreciation and Amortization. Depreciation expense increased from $2.3 million to $5.8 million from fiscal year 2002 to fiscal year 2003 as a result of the assets acquired in the SPS acquisition, purchases of property and equipment associated with our revenue growth and the expansion of our leasehold facility improvements. Amortization expense related to other intangible assets increased from $1.3 million to $4.6 million from fiscal year 2002 to fiscal year 2003 due to the SPS acquisition.

      Interest Income/ Expense, Net. Interest income, net was $0.4 million in fiscal year 2002 and interest expense, net was $9.6 million in fiscal year 2003. The change, amounting to $10.0 million, is primarily due to the debt outstanding during fiscal year 2003 that was incurred in June 2002 to finance the cash portion of the SPS acquisition and the related acquisition costs.

      Income Tax Expense. Our effective tax rate decreased from 39.0% to 38.2% from fiscal year 2002 to fiscal year 2003. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to state income taxes.

Fiscal Year Ended June 30, 2002 Compared to Fiscal Year Ended June 30, 2001

      Revenues. Total revenues increased 41% from $462.1 million to $653.6 million from fiscal year 2001 to fiscal year 2002. Acquisitions completed during 2002 accounted for $57.6 million of the increase in total revenues. Net patient revenues increased 42% from $446.0 million to $633.2 million from fiscal year 2001 to fiscal year 2002. Acquisitions completed during 2002 accounted for $55.8 million of the increase in net patient revenues. In fiscal year 2002, we experienced growth in our products for the treatments of multiple sclerosis, growth hormone disorders, hemophilia and Gaucher disease and autoimmune disorders as a result of volume growth with the addition of new patients, additional sales of product to existing patients and acquisitions. We also had a significant increase in our seasonal drug Synagis® for the treatment of RSV as a result of increased patient volume. We also benefited from the addition of new and expanded contracts with managed care organizations.

      Cost of Sales. Cost of sales increased 38% from $395.4 million to $544.9 million from fiscal year 2001 to fiscal year 2002, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 85.6% to 83.4% from fiscal year 2001 to fiscal year 2002 resulting in gross margins of 14.4% in fiscal year 2001 and 16.6% in fiscal year 2002. Gross margins for the individual products have remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in fiscal year 2002. The primary drivers were increased revenues from hemophilia factor, IVIG for the treatment of autoimmune disorders and Flolan® for the treatment of PAH, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

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

      Restructuring Charge. In connection with the acquisition of the SPS business, we recorded a restructuring charge of $3.9 million. The charge includes a $3.6 million write-off (of which $3.2 million is non-cash) of a software application we were developing that will not be implemented as a result of the decision to enhance and implement company wide the software application acquired with the SPS business. The restructuring charge also includes $0.3 million for future lease commitments that will be abandoned once the facility integration plan related to the acquisition has been completed.

      Depreciation and Amortization. Depreciation expense increased from $1.5 million to $2.3 million from fiscal year 2001 to fiscal year 2002 as a result of purchases of property and equipment associated with our revenue growth and the expansion of our leasehold facility improvements. Amortization expense associated with goodwill and other intangible assets decreased from $2.8 million to $1.3 million from fiscal year 2001 to fiscal year 2002 due to the adoption of Statement of Financial Accounting Standards (“SFAS”) 142, Goodwill and Other Intangible Assets, during the first quarter of fiscal year 2002. The application of the non-amortization of goodwill provisions resulted in a reduction in amortization expense (net of income taxes) of approximately $1.5 million or $0.06 per diluted share.

      Interest Income/ Expense, Net. Interest income, net decreased from $2.8 million to $0.4 million from fiscal year 2001 to fiscal year 2002. The decrease is due to a decrease in the average amount of cash invested during the year primarily as a result of cash used for acquisitions and earn-out payments related to prior year acquisitions and a decrease in the interest rate earned on the amounts invested. In addition, we incurred $230 million in debt on June 13, 2002 to acquire the SPS division of Gentiva Health Services.

      Income Tax Expense. Our effective tax rate decreased from 39.6% to 39.0% from fiscal year 2001 to fiscal year 2002. The decrease in the effective tax rate is primarily due to the adoption of the non-amortization provisions of SFAS No. 142 discussed above. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to state income taxes.

Liquidity and Capital Resources

      As of June 30, 2003 and June 30, 2002, we had working capital of $295.9 million and $309.8 million, respectively. Our net cash provided by operating activities was approximately $72.3 million for the year ended June 30, 2003 and $34.1 million for the year ended June 30, 2002. This increase is due to the SPS acquisition and the timing of the collection of receivables, inventory purchases and payments of accounts payable and accrued expenses.

      Net cash used by investing activities was $39.7 million for the year ended June 30, 2003 and $266.0 million for the year ended June 30, 2002. Cash used by investing activities in the year ended June 30, 2003 consisted primarily of $21.9 million for acquisitions, which included a $16.0 million earn out payment related to a fiscal year 2002 acquisition, $16.0 million for purchases of property and equipment and $1.8 million of undistributed earnings from our joint ventures. Cash used by investing activities in fiscal 2002 consisted primarily of $256.2 million for acquisitions most of which related to the acquisition of the SPS business, $8.9 million for purchases of property and equipment, $2.9 million of undistributed earnings from our joint ventures less $2.0 million for net sales of marketable securities.

      Net cash used in financing activities was $27.5 million for the year ended June 30, 2003 and $220.2 million was provided by financing activities for the year ended June 30, 2002. Cash used in financing activities for the year ended June 30, 2003 consisted primarily of $35.3 million of repayments on our credit facility less $7.8 million from the issuance of common stock. Cash provided by financing activities for the year ended June 30, 2002 consisted primarily of $223.9 million of net borrowings on our credit facility, which was used to acquire the SPS business in June 2002.

      Historically, we have funded our operations and continued internal growth through cash provided by operations. Capital expenditures amounted to $16.0 million in fiscal year 2003 and $8.9 million in fiscal year 2002. We anticipate that our capital expenditures for the fiscal year ending June 30, 2004 will consist primarily of additional computer hardware, enhancements to our fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2004 to be approximately $13.0 million, exclusive of any acquisitions of businesses. We expect to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit agreement with our bank.

      During 2002, we amended our $60 million revolving credit facility with Bank of America, N.A. and other participating banks (collectively the “Lenders”) to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment expiring June 2007, a $75 million term loan Tranche A Term Loan due in periodic principal payments through March 2007, and a $125 million term loan Tranche B Term Loan due in periodic principal payments through March 2009. The amount available to borrow under this credit facility is based upon certain ratios calculated as of the end of each quarter. Based upon the asset coverage ratio as of June 30, 2003, the total amount available to borrow is approximately $256 million. As of June 30, 2003, the total amount outstanding under the credit facility was $194.7 million, which included $71.3 million under the Tranche A Term Loan and $123.4 million under the Tranche B Term Loan.

      Amounts outstanding under the credit agreement bear interest at varying rates based upon a London Inter-Bank Offered Rate LIBOR or prime rate of interest (as selected by us), plus a variable margin rate based upon our leverage ratio as defined by the credit agreement. The combination of a variable rate margin and LIBOR base rate resulted in an effective rate of 4.36% and 3.67% at June 30, 2002 and 2003, respectively. Our obligations under the credit agreement are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest. The Lenders’ security interest in a portion of our inventory is subordinate to the liens on that inventory under the terms of a security agreement between one of our vendors and us. The same vendor has a security interest in certain accounts receivable, which is subordinate to the rights of the Lenders.

      The credit agreement contains financial covenants, including requirements to maintain certain ratios with respect to leverage, fixed charge coverage, net worth and asset coverage, each as defined in the credit agreement. The credit agreement also includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, uses of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on mergers, acquisitions and asset dispositions, limitations on investments, limitations on payment of dividends and stock repurchases, and other distributions. The credit agreement also contains customary events of default, including events relating to changes in control of our company.

      The credit agreement required us to enter into a one-year interest rate swap agreement within 60 days of June 13, 2002, to protect against fluctuations in interest rates. The credit agreement required the interest rate swap to provide coverage in an amount equal to at least 50% of the outstanding principal amount of the loans. On July 17, 2002, we entered into an interest rate swap agreement effectively converting for a period of one year $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 2.175%, plus the applicable margin rate as determined by the credit agreement. On June 4, 2003, we entered into an interest rate swap agreement effectively converting for a period of one year beginning July 21, 2003, $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 1.14%, plus the applicable margin rate as determined by the credit agreement.

      On May 5, 2003, we amended the credit agreement to exclude the charges, as defined in the amendment to the credit agreement, taken in the March 2003 quarter in connection with the additional accounts receivable reserves of the SPS division from the calculation of Consolidated EBITDA, as defined in the credit agreement, and to reduce the Consolidated Net Worth requirement, as defined in the credit agreement, to allow for a reduction in the minimum net worth requirement equal to the net loss incurred in the March 2003 quarter. The amendment also included a 25 basis point increase in interest rates per the credit agreement for a period of twelve months beginning May 15, 2003.

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

      On February 6, 2003, the Securities and Exchange Commission (SEC) declared effective our shelf registration statement on Form S-3 providing for the offer, from time to time, of various securities, up to an aggregate of $500 million. The shelf registration statement may enable us to more efficiently raise funds from the offering of securities covered by the shelf registration statement, subject to market conditions and our capital needs.

      We believe that our cash from operations, cash available under the revolving credit facility and the proceeds from any offering of debt or equity securities allowed by the shelf registration statement will be sufficient to meet our internal operating requirements and growth plans for at least the next 12 months.

Impact of Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations completed after June 30, 2001. The adoption of SFAS No. 141 did not have any effect on our financial position or results of operations.

      Effective July 1, 2001, we early adopted SFAS No. 142, Goodwill and Other Intangible Assets, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001, and goodwill was tested for impairment. Impairment tests are required to be performed at the date of adoption of SFAS No. 142 and at least annually thereafter. Absent any impairment indicators, we perform our annual impairment tests during the fourth quarter. The impairment tests performed at adoption and in the fourth quarter of 2002 and 2003 resulted in no adjustment to the carrying value of goodwill.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for evaluating long-lived assets to be disposed of by sale. The adoption of the provisions of SFAS No. 144 in fiscal year 2003 did not have a material effect on our financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt. SFAS No. 145 also amends SFAS No. 13, Accounting for Leases to require certain modifications to capital leases treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The adoption of the provisions of SFAS No. 145 in fiscal year 2003 did not have a material effect on our financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 in fiscal year 2003 did not have a material effect on our financial position or results of operations.

      In November 2002, the FASB issued Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosures Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability are applied to guarantees issued or modified after December 31, 2002. The adoption of the provisions of FIN No. 45 in fiscal year 2003 did not have a material effect on our financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies the effects of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003, which did not have any effect on our financial position or results of operations. We have not adopted the other provisions of SFAS No. 148.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN No. 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN No. 46 to have a material effect on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. We do not expect the adoption of SFAS No. 149 to have a material effect on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. We do not expect the adoption of SFAS No. 150 to have a material effect on our financial position or results of operations since we do not currently have any financial instruments with characteristics of both liabilities and equity.

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

      We use derivative financial instruments to manage some of our exposure to rising interest rates on our variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. We have fixed the interest rate through July 21, 2004 on $120.0 million of our variable-rate debt through the use of a variable-to-fixed interest rate swap. As a result, we will not benefit from any decrease in interest rates nor will we be subjected to any detriment from rising interest rates on this portion of our debt during the period of the swap agreement. Accordingly, a 100 basis point decrease in interest rates along the entire yield curve would not increase pre-tax income by $1.2 million for the year as would be expected without this financial instrument. However, a 100 basis point increase in interest rates along the entire yield curve would also not decrease pre-tax income by $1.2 million for the same period as a result of using this derivative financial instrument.

      For the remaining portion of our variable-rate debt, we have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but rising interest rates on this portion of our debt will also harm us. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $0.75 million for the year. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of $0.75 million for the same period.

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

      On May 5, 2003, the Company dismissed Ernst & Young LLP as its independent public accountant. The decision to terminate the engagement of Ernst & Young LLP was recommended and approved by the Audit Committee of the Company’s Board of Directors, which determined that such termination was in the best interests of the Company, and approved by the Company’s Board of Directors.

      Ernst & Young LLP was retained as the Company’s independent auditor at the time of the Company’s formation on May 29, 1996. Ernst & Young LLP’s reports on the financial statements of the Company for each of the years ended June 30, 2002 and June 30, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the years ended June 30, 2002 and June 30, 2001 and the interim period between June 30, 2002 and May 5, 2003, the date of this Form 8-K, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports for such years. During the years ended June 30, 2002 and June 30, 2001 and the interim period between June 30, 2002 and the date of Ernst & Young LLP’s dismissal on May 5, 2003, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission).

      The Company requested that Ernst & Young LLP furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agreed with the above statements. A copy of the letter from Ernst & Young LLP dated May 19, 2003 was filed as Exhibit 16.1 to the Form 8-K/A filed May 19, 2003.

      On June 10, 2003, the Audit Committee of the Board of Directors of the Company approved the engagement of Deloitte & Touche LLP to serve as the Company’s new independent auditors, effective June 10, 2003.

      During the fiscal years ended June 30, 2002 and June 30, 2001, and the interim period between June 30, 2002 and the date of the Company’s engagement of Deloitte & Touche LLP, the Company did not consult with Deloitte & Touche LLP with respect to any matters described in paragraphs (a)(2)(i) or (ii) of Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      The Company’s changes in internal controls during the fiscal year ended June 30, 2003 have primarily been in response to the integration of the SPS Division acquired on June 13, 2002, and the migration of the Company’s technology infrastructure to a common platform. The nature of the changes was to enhance the internal controls of the acquired business and modify the controls to improve their consistency with the Company’s internal controls. We do not believe that these changes have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Proposals for Stockholder Action — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Management” and “Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Securities Authorized for Issuance Under Equity Compensation Plans in Part II, Item 5, of the report are incorporated by reference into this Item 12.

      The information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Directors, Officers and Principal Stockholders” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Principal Accounting Fees and Services” included in the Company’s definitive Proxy Statement relating to the 2003 Annual Meeting of Stockholders.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	Document filed as part of this Report:

Page

(1)	Financial Statements:
	Report of Independent Auditors	F-1
	Consolidated Balance Sheets at June 30, 2002 and 2003	F-3
	Consolidated Statements of Income for the years ended June 30, 2001, 2002 and 2003	F-4
	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2001, 2002 and 2003	F-5
	Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2002 and 2003	F-6
	Notes to Consolidated Financial Statements	F-7
(2)	Financial Statement Schedule:
	Schedule II — Consolidated Schedule — Valuation and Qualifying Accounts	F-26
All other schedules for which provision is made in the applicable accounting Regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted
(3)	The Index of Exhibits Required by Item 601 of Regulation S-K included herewith, which is incorporated herein by reference

(b)	Reports filed by the Company on Form 8-K:

We filed a report on Form 8-K on April 8, 2003 to furnish as an exhibit a press release announcing that we revised estimates for our fiscal year ending June 30, 2003 and the examination of certain acquired accounts receivable.

We filed a report on Form 8-K on April 9, 2003 to furnish the transcript of the conference call that we held on April 8, 2003 discussing the revised estimates for our fiscal year ending June 30, 2003 and the examination of certain acquired accounts receivable.

We filed a report on Form 8-K on April 21, 2003, announcing the declaration of a distribution of one right for each outstanding share of our common stock to stockholders of record at the close of business on April 28, 2003 and for each share of common stock issued (including shares distributed from treasury) by us thereafter and prior to the Separation Time (as defined in the Form 8-K). Each right entitles the registered holder to purchase from us one ten-thousandth (1/10,000th) of a share of Series A Junior Participating Preferred Stock, par value $1.00 per share, at a purchase price of $100.00 per unit. Attached as an exhibit to the 8-K was the description and terms of the rights set forth in the Stockholder Protection Rights Agreement between Accredo Health, Incorporated and American Stock Transfer and Trust Company, as rights agent, to be entered into in substantially the form attached to the 8-K.

We filed a report on Form 8-K on May 5, 2003 to furnish as an exhibit the press release reporting our financial results for the quarter ended March 31, 2003.

We filed a report on Form 8-K on May 5, 2003, announcing (i) the dismissal of Ernst & Young LLP as our independent public accountant, and (ii) that we had filed a lawsuit against Ernst & Young LLP seeking in excess of $53.3 million in connection with the auditing and accounting procedures used by Ernst & Young LLP relating to our purchase of the Specialty Pharmaceutical Services division of Gentiva Health Services, Inc. We furnished a press release announcing our decision to dismiss Ernst & Young LLP as our independent public accountant and the filing of the lawsuit against Ernst & Young LLP as an exhibit to the 8-K.

We filed a report on Form 8-K/ A on May 19, 2003, amending the Form 8-K filing of May 5, 2003 (related to the dismissal of Ernst & Young LLP). The amendment was filed to attach as an exhibit a letter from Ernst & Young LLP, our former independent accountants.

We filed a report on Form 8-K on June 12, 2003, announcing that Deloitte & Touche LLP had been engaged to serve as our new independent public accountants, effective June 10, 2003.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Accredo Health, Incorporated

      We have audited the accompanying consolidated balance sheet of Accredo Health, Incorporated and subsidiaries as of June 30, 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Accredo Health, Incorporated as of June 30, 2002, and for the years ended June 30, 2002 and 2001, were audited by other auditors whose report, dated August 16, 2002, expressed an unqualified opinion on those statements.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accredo Health, Incorporated and subsidiaries as of June 30, 2003, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

      Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements as of and for the year ended June 30, 2003, taken as a whole. The supplemental schedule listed in the table of contents is presented for the purpose of additional analysis and is not a required part of the basic consolidated financial statements. This schedule is the responsibility of Accredo Health, Incorporated’s management. Such schedule as of and for the year ended June 30, 2003, has been subjected to the auditing procedures applied in our audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic consolidated financial statements as of and for the year ended June 30, 2003, taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Memphis, Tennessee

September 4, 2003

REPORT OF INDEPENDENT AUDITORS

Board of Directors

Accredo Health, Incorporated

      We have audited the accompanying consolidated balance sheet of Accredo Health, Incorporated (the “Company”) as of June 30, 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the two years in the period ended June 30, 2002. Our audits also included the financial statement schedule listed in the Index at Item 14(a) as of and for the years ended June 30, 2001 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Accredo Health, Incorporated at June 30, 2002, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

      As discussed in Notes 2 and 6 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 141, Business Combinations and No. 142, Goodwill and Other Intangible Assets, in 2002.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee

August 16, 2002

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	June 30

	2002	2003

ASSETS
Current assets:
Cash and cash equivalents	$42,913	$48,006
Receivables:
Patient accounts	417,011	434,523
Allowance for doubtful accounts	(81,758)	(126,541)

	335,253	307,982
Due from affiliates	2,255	3,933
Other	22,555	21,226

	360,063	333,141
Inventories	120,809	89,985
Prepaid expenses and other current assets	3,470	4,625
Income taxes receivable	—	1,546
Deferred income taxes	5,954	24,579

Total current assets	533,209	501,882
Property and equipment, net	23,796	31,681
Other assets:
Joint venture investments	4,637	5,908
Goodwill, net	334,919	352,509
Other intangible assets, net	28,268	22,803

Total assets	$924,829	$914,783

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$185,047	$169,664
Accrued expenses	31,369	19,518
Due to affiliates	—	576
Income taxes payable	1,701	—
Current portion of long-term debt	5,312	16,250

Total current liabilities	223,429	206,008
Long-term debt	224,688	178,438
Deferred income taxes	4,383	14,810
Minority interest in consolidated joint venture	1,275	2,819
Commitments	—	—
Stockholders’ equity:
Undesignated preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 46,993,261 shares in 2002 and 47,838,257 shares in 2003 issued and outstanding	470	478
Additional paid-in capital	413,004	425,183
Accumulated other comprehensive loss	—	(68)
Retained earnings	57,580	87,115

Total stockholders’ equity	471,054	512,708
Total liabilities and stockholders’ equity	$924,829	$914,783

See accompanying notes to consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except share and per share data)

	Years Ended June 30

	2001	2002	2003

Revenues:
Net patient revenue	$446,007	$633,249	$1,337,414
Other revenue	14,985	18,257	33,982
Equity in net income of joint ventures	1,148	2,067	1,940

Total revenues	462,140	653,573	1,373,336
Operating expenses:
Cost of sales	395,365	544,902	1,086,334
General and administrative	29,871	45,571	129,803
Bad debts	6,131	5,833	87,418
Restructuring charge	—	3,893	—
Depreciation	1,509	2,338	5,834
Amortization	2,754	1,337	4,552

Total operating expenses	435,630	603,874	1,313,941

Operating income	26,510	49,699	59,395
Interest income (expense):
Interest expense	(467)	(662)	(10,281)
Interest income	3,237	1,021	717

	2,770	359	(9,564)

Income before minority interest in income of consolidated joint venture and income taxes	29,280	50,058	49,831
Minority interest in income of consolidated joint venture	(692)	(1,273)	(2,044)

Income before income taxes	28,588	48,785	47,787
Income tax expense	11,333	19,025	18,252

Net income	$17,255	$29,760	$29,535

Net income per common share:
Basic	$0.46	$0.75	$0.62

Diluted	$0.44	$0.73	$0.61

Weighted average shares outstanding:
Basic	37,491,744	39,547,712	47,509,682
Diluted	39,188,294	40,919,625	48,442,723

See accompanying notes to consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000’s omitted, except share data)

				Accumulated
	Common		Additional	Other	Accumulated	Total
	Stock	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Shares	Stock	Capital	Loss	Earnings	Equity

Balance at June 30, 2000	31,740,356	$317	$66,662	$—	$10,565	$77,544
Issuance of common stock:
Public offering	6,210,000	62	88,865	—	—	88,927
Exercise of stock options	937,589	9	2,433	—	—	2,442
Employee stock purchase plan	43,082	1	651	—	—	652
Costs related to public offering	—	—	(605)	—	—	(605)
Tax benefit of exercise of stock options	—	—	2,840	—	—	2,840
Compensation resulting from stock Transactions, net of income tax benefit	—	—	115	—	—	115
Net income	—	—	—	—	17,255	17,255

Balance at June 30, 2001	38,931,027	389	160,961	—	27,820	189,170
Issuance of common stock:
In connection with an acquisition	7,591,464	76	246,647	—	—	246,723
Exercise of stock options	427,442	4	2,193	—	—	2,197
Employee stock purchase plan	43,328	1	895	—	—	896
Tax benefit of exercise of stock options	—	—	2,204	—	—	2,204
Compensation resulting from stock Transactions, net of income tax benefit	—	—	104	—	—	104
Net income	—	—	—	—	29,760	29,760

Balance at June 30, 2002	46,993,261	470	413,004	—	$57,580	$471,054
Issuance of common stock:
Exercise of stock options	762,250	7	6,008	—	—	6,015
Employee stock purchase plan	82,746	1	1,794	—	—	1,795
Tax benefit of exercise of stock options	—	—	4,377	—	—	4,377
Mark to market interest rate swap, net of taxes of $43	—	—	—	(68)	—	(68)
Net income	—	—	—	—	29,535	29,535

Balance at June 30, 2003	47,838,257	$478	$425,183	$(68)	$87,115	$512,708

See accompanying notes to consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Years Ended June 30

	2001	2002	2003

Operating activities
Net income	$17,255	$29,760	$29,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,263	3,675	13,761
Restructuring charge	—	3,893	—
Provision for losses on accounts receivable	6,131	5,833	87,418
Deferred income taxes	(872)	949	(8,198)
Compensation resulting from stock transactions	185	164	—
Tax benefit of exercise of stock options	2,840	2,204	4,377
Minority interest in income of consolidated joint venture	692	1,273	2,044
Changes in operating assets and liabilities, net of effect from business acquisitions:
Patient and other receivables	(18,050)	(34,703)	(62,960)
Due from affiliates	(806)	185	(1,102)
Inventories	2,192	(34,577)	30,825
Prepaid expenses and other current assets	115	(1,945)	(1,155)
Accounts payable and accrued expenses	9,439	56,804	(19,698)
Income taxes payable	(218)	589	(2,507)

Net cash provided by operating activities	23,166	34,104	72,340

Investing activities
Purchases of marketable securities	(13,500)	(6,000)	—
Proceeds from sales and maturities of marketable securities	11,500	8,000	—
Purchases of property and equipment	(2,635)	(8,858)	(16,005)
Business acquisitions and joint venture investments	(27,088)	(256,172)	(21,970)
Change in joint venture investments, net	(1,343)	(2,927)	(1,770)

Net cash used in investing activities	(33,066)	(265,957)	(39,745)

Financing activities
(Payment of) proceeds from notes payable and line of credit	(37,200)	223,889	(35,313)
Payment of deferred financing costs	—	(6,737)	—
Issuance of common stock	92,021	3,094	7,811
Payment of costs related to public offering	(605)	—	—

Net cash provided by (used in) financing activities	54,216	220,246	(27,502)

Increase (decrease) in cash and cash equivalents	44,316	(11,607)	5,093
Cash and cash equivalents at beginning of year	10,204	54,520	42,913

Cash and cash equivalents at end of year	$54,520	$42,913	$48,006

Supplementary cash flow disclosures
Income taxes paid	$9,593	$15,279	$20,578

Interest paid	$555	$395	$8,936

See accompanying notes to consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

      The consolidated financial statements and related notes to the consolidated financial statements include the accounts of Accredo Health, Incorporated (the “Company”), its wholly-owned subsidiaries and its 80% owned joint venture. Significant inter-company accounts have been eliminated in consolidation.

      The Company provides specialty retail pharmacy and related services pursuant to agreements with biotechnology drug manufacturers relating to the treatment of patients with certain costly chronic diseases. Because of the unique needs of patients suffering from chronic diseases, biotechnology drug manufacturers have recognized the benefits of customized programs to facilitate alternate site drug administration, ensure compliance with treatment regimens, provide reimbursement assistance and capture valuable clinical and patient demographic information. The Company addresses the needs of the manufacturers by providing specialized services that facilitate product launch and patient acceptance including the collection of timely drug utilization and patient compliance information, patient education and monitoring through the use of written materials and telephonic consultation, reimbursement expertise and overnight drug delivery.

      The Company has designed its specialty retail pharmacy services to focus primarily on biotechnology injectable drugs that: (i) are used on a recurring basis to treat chronic, and potentially life threatening diseases; (ii) are expensive; and (iii) require temperature control or other specialized handling as part of their distribution process. Currently, the Company provides specialty retail pharmacy and related services that address the needs of patients with chronic diseases including Multiple Sclerosis, Gaucher Disease, hemophilia, pulmonary arterial hypertension, growth hormone-related disorders, primary immune deficiencies, auto-immune disorders and respiratory syncytial virus.

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

	2002	2003

Medicare	7%	7%
Medicaid	13%	18%

      Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company’s operations. The Company grants credit without collateral to its patients and payors.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company derives a substantial portion of its revenue from the sale of drugs provided by a limited number of biopharmaceutical suppliers. The table below shows the concentration of the Company’s revenue derived from the sale of drugs provided by these suppliers for the years ended June 30:

	2001	2002	2003

Biogen	38%	31%	14%
Genzyme	23%	18%	10%
MedImmune	6%	10%	6%
Genentech	5%	6%	4%

      The Company derived approximately 15% of its revenue from a single non-governmental payor in the years ended June 30, 2001 and 2002. No payor represented more than 10% of the Company’s revenue in the year ended June 30, 2003.

      Cash, cash equivalents and marketable securities are placed with major high credit quality financial institutions and issuers. Management believes that there is minimal credit risk associated with these financial institutions and issuers.

Receivables

      Receivables are presented net of allowance for doubtful accounts and contractual allowances. Receivables include trade and patient accounts receivable. The Company regularly reviews and analyzes the adequacy of the allowances based on a variety of factors including the age of the outstanding receivable and the collection history. If circumstances related to specific customers change, estimates of the recoverability of receivables could be further adjusted.

Inventories

      Inventories are stated at the lower of cost, determined by the first-in, first-out method, or market value.

Fair Value of Financial Instruments

      The carrying value of accounts receivable, accounts payable and long-term debt approximates fair value of these financial instruments at June 30, 2002 and 2003.

Property and Equipment

      Property and equipment is stated at cost. Provisions for depreciation are computed primarily by the straight-line method based on the estimated useful lives of the related assets of two to seven years.

Valuation of Long-Lived Assets

      Management periodically evaluates carrying values of long-lived assets, including property and equipment, to determine whether events and circumstances indicate that these assets have been impaired. An asset is considered impaired when undiscounted cash flows to be realized from such asset are less than its carrying value. In that event, a loss is determined based on the amount the carrying value exceeds the fair market value of such asset, which is based on discounted cash flows.

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill was amortized

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the straight-line method over their estimated useful lives of 40 years. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Accumulated amortization of goodwill was $7.0 million at June 30, 2002 and 2003. Other intangible assets consist primarily of non-compete agreements and acquired patient relationships in connection with business acquisitions. Other intangibles are being amortized using the straight-line method over their estimated useful lives of two to ten years for the non-compete agreements, four to eight years for acquired patient relationships and five to seven years for the deferred financing costs. Absent any impairment indicators, the Company performs the annual impairment tests during the fourth quarter each year.

Income Taxes

      Deferred income taxes are provided for the tax effect of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The liability method is used to account for income taxes, which requires deferred taxes to be recorded at the statutory rate to be in effect when the taxes are paid.

Stock-Based Compensation

      The Company recognizes stock-based compensation using the intrinsic value method as permitted by SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation expense is recorded for employee stock-based awards issued at market value at the date such awards are granted.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended June 30 is as follows (in thousands, except share data):

	2001	2002	2003

Net income, as reported	$17,255	$29,760	$29,535
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all rewards	(2,381)	(3,860)	(10,949)

Pro forma net income	$14,874	$25,900	$18,586

Earnings per share:
Basic – as reported	$0.46	$0.75	$0.62
Basic – pro forma	$0.40	$0.65	$0.39
Diluted – as reported	$0.44	$0.73	$0.61
Diluted – pro forma	$0.38	$0.64	$0.39

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Approximately 19%, 21% and 27% of gross patient revenues for the years ended June 30, 2001, 2002 and 2003, respectively, is from participation in the Medicare and state-sponsored Medicaid programs.

      The Company from time to time enters into management contracts with hemophilia treatment centers, medical centers and joint ventures in which the Company has an interest. Pursuant to these contracts, the Company will provide certain billing, pharmacy dispensing, inventory management, shipping, reimbursement, collection and other management services in exchange for fees that range from a reimbursement of the Company’s costs to a percentage of the managed entities billed charges, less contractual allowances. These contracts are for terms of up to five years and are usually cancelable on short notice. Revenue from the management contracts is recognized when the services are rendered and is included in other revenue.

Shipping and Handling Costs

      Shipping and handling costs are included in cost of sales.

Interest Rate Swap Agreements

      The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap is designated as an effective cash-flow hedge. The fair value of the swap is recorded on the balance sheet, with changes in the fair value included in other comprehensive loss.

Segment Disclosures

      SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public business enterprises that are required to file financial statements with the Securities and Exchange Commission report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company manages its business in one operating segment.

Earnings Per Share

      The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. A reconciliation of the basic and diluted weighted average shares outstanding is as follows at June 30:

	2001	2002	2003

Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	37,491,744	39,547,712	47,509,682
Additional shares assuming exercise of dilutive stock options	1,696,550	1,371,913	933,041

Weighted average number of common and equivalent shares used as the denominator in the diluted earnings per share calculation	39,188,294	40,919,625	48,442,723

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Use of Estimates

      The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and the accompanying notes to the consolidated financial statements. Management makes its best estimate of the ultimate outcome for these items based on historical trends and other information available when the financial statements are prepared. Actual results could differ from those estimates. Changes in estimates are recognized in accordance with accounting principles for the estimate, which is typically in the period when the new information becomes available to management. Estimates are used primarily in recording the allowance for doubtful accounts, refundable credit balances, self-insurance accruals, income tax liabilities and impairment tests on goodwill.

      During the March 2003 quarter, we analyzed historical collection rates and other data used in estimating the allowance for doubtful accounts. Our calculations indicated that the accounts receivable reserve needed to be increased. As a result of the new information obtained through the analysis completed subsequent to the March 2003 quarter, in the third quarter of fiscal year 2003 we recorded a net $49 million charge to bad debt expense and increased the allowance for doubtful accounts related to the accounts receivable of the SPS division.

Risk Management

      The Company maintains a self-insured medical and dental plan for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses. The Company has entered into a reinsurance agreement with an independent insurance company to limit its losses on claims. Under the terms of this agreement, the insurance company will reimburse the Company for individual claims generally in excess of $200,000 and when total claims exceed an aggregate amount based on the number of covered lives. These reimbursements are included in general and administrative expense in the accompanying consolidated statements of income.

Recent Accounting Pronouncements

      In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, which requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. SFAS No. 141 also sets forth guidelines for applying the purchase method of accounting in the determination of intangible assets, including goodwill acquired in a business combination, and expands financial disclosures concerning business combinations completed after June 30, 2001. The adoption of SFAS No. 141 did not have any impact on the Company’s financial position or results of operations.

      Effective July 1, 2001, the Company early adopted SFAS No. 142, Goodwill and Other Intangible Assets, which established new accounting and reporting requirements for goodwill and other intangible assets. Under SFAS No. 142, all goodwill amortization ceased effective July 1, 2001, and goodwill was tested for impairment. Impairment tests are required to be performed at the date of adoption of SFAS No. 142 and at least annually thereafter. Absent any impairment indicators, the Company performed its annual impairment tests during the fourth quarter. The impairment tests performed upon adoption and in the fourth quarter of 2002 and 2003 resulted in no adjustment to the carrying value of goodwill.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 removes goodwill from its scope and clarifies other implementation issues related to SFAS No. 121. SFAS No. 144 also provides a single framework for

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluating long-lived assets to be disposed of by sale. The adoption of the provisions of SFAS No. 144 in fiscal year 2003 did not have a material effect on the financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 62, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 requires gains and losses on extinguishment of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. SFAS No. 145 also amends SFAS No. 13 to require certain modifications to capital leases treated as a sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor or guarantor. The adoption of the provisions of SFAS No. 145 in fiscal year 2003 did not have a material effect on the financial position or results of operations.

      In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF Issue No. 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of the provisions of SFAS No. 146 in fiscal year 2003 did not have a material effect on the financial position or results of operations.

      In November 2002, the FASB issued FASB Interpretation (FIN) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 requires an entity to recognize an initial liability for the fair value of an obligation assumed by issuing a guarantee. The provision for initial recognition and measurement of the liability are applied to guarantees issued or modified after December 31, 2002. The adoption of the provisions of FIN No. 45 in fiscal year 2003 did not have a material effect on the financial position or results of operations.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This Statement also amends the disclosure provisions of SFAS No. 123 and Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock based employee compensation on reported net income and earnings per share in annual and interim financial statements. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003, which did not have any effect on the Company’s financial position or results of operations. The Company has not adopted the other provisions of SFAS No. 148.

      In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN No. 46 is effective for all variable interest entities created after January 31, 2003. For variable interest entities acquired or created prior to February 1, 2003, the provisions of FIN No. 46 must be applied to the first interim or annual period beginning after June 15, 2003. The Company does not expect the adoption of FIN No. 46 to have a material effect on its financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hedging Activities, by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The Company does not expect the adoption of SFAS No. 149 to have a material effect on its financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The Company does not expect the adoption of SFAS No. 150 to have a material effect on its financial position or results of operations since the Company does not currently have any financial instruments with characteristics of both liabilities and equity.

3. Business Acquisitions

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

      The Company acquired all of the outstanding stock of Pharmacare Resources, Inc. (“Pharmacare”) and its sister company, NCL Management, Inc. effective May 1, 2001. Pharmacare is headquartered in Elmsford, New York, and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring IVIG. This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $25,074,000. The Company also paid an additional $6,325,000 for a related earn-out payment based upon the achievement of certain financial results for the twelve-month period ended December 31, 2001, resulting in a total purchase price of $31,399,000. Total assets acquired and liabilities assumed were $3,659,000 and $1,030,000, respectively. The excess of the total purchase price, including acquisition costs of $63,000, over the fair value of the net assets acquired of $2,629,000 was allocated as follows: $28,153,000 to goodwill and $617,000 to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $500,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for a period of six years.

      The Company acquired all of the outstanding stock of BioPartners in Care, Inc. (“BioPartners”) from its shareholders effective December 1, 2001. BioPartners is headquartered in Dayton, Ohio, and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring hemophilia clotting factor and IVIG. As a result of the acquisition, the Company was able to increase its market share for the distribution of these products. The purchase price paid by the Company for this acquisition was $36,600,000. In addition, the Company also paid an additional $16,000,000 during fiscal 2003 for a related earn-out payment based upon the achievement of certain financial results for the twelve-month period ended December 31, 2002, resulting in a total purchase price of $52,600,000. Total assets acquired and liabilities

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assumed were $15,160,000 and $11,750,000, respectively. The excess of the total purchase price, including acquisition costs of $275,000, over the fair value of the net assets acquired of $3,410,000 was allocated as follows: $48,487,000 to goodwill and $703,000 to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The entire amount allocated to goodwill is expected to be deductible for tax purposes. The Company also paid $1,000,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for periods of five to seven years.

      On June 13, 2002, the Company acquired the Specialty Pharmaceutical Services Division (“SPS division”) of Gentiva Health Services, Inc. (“Gentiva”). The Company acquired substantially all of the assets used in the SPS division including 100% of the outstanding stock in three of Gentiva’s subsidiaries that were engaged exclusively in the business conducted by the SPS division. The SPS division provides specialty retail pharmacy and related services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases served by the Company, the SPS division is also a leading provider of contract pharmacy and related services to patients with pulmonary hypertension. As a result of the acquisition, management expected the Company to become a leading provider of specialty retail pharmacy and related services.

      The aggregate purchase price paid for the SPS division was $463.8 million (including $13.8 million of acquisition related costs) and consisted of $217.1 million of cash and 7,591,464 shares of common stock valued at $246.7 million. The value of the common stock issued was determined in accordance with EITF issue 99-12, Determination of the Measurement Date for the Market Price of Acquirer Securities Issued in a Purchase Business Combination. Accordingly, January 31, 2002, became the measurement date, as this was the first date on which the number of shares became fixed without subsequent revision. The value per share was based upon the average market price over the period including two days before and after the measurement date. The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of acquisition of the SPS division (in thousands).

Cash	$19
Receivables:
Patient accounts, net of allowance for doubtful accounts of $68,949	223,173
Other	1,991
Inventories	50,087
Prepaid expenses and other current assets	836

Total current assets	276,106
Property and equipment	12,086
Other assets:
Intangible assets subject to amortization (5.1 year weighted-average useful life):
Acquired patient relationships (5.0 year weighted-average useful life)	15,163
Non-compete agreements (6.4 year weighted-average useful life)	2,000
Goodwill	207,780
Other	129

Total assets acquired	513,264
Accounts payable	39,577
Accrued expenses	9,842

Total liabilities assumed	49,419

Net assets acquired	$463,845

      The entire amount allocated to goodwill is expected to be deductible for tax purposes.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As planned, the Company exited the acute pharmacy business acquired as part of the SPS division in December 2002. The Company retained the accounts receivable of the acute pharmacy business and disposed of certain of the other assets of the business, which were immaterial. The Company has accounted for the acute division in accordance with EITF 87-11, Allocation of Purchase Price to Assets to be Sold. In accordance with EITF 87-11, the net proceeds from the sale of the acute division, the results of the acute operations during the period from acquisition to disposal and the interest expense during the holding period on the incremental debt incurred to finance the acute business have been recorded as an adjustment to the purchase price. The results of operations of the acute division, amounting to a $4,000 and $3,919,000 loss (net of tax benefit) during the periods ended June 30, 2002 and 2003, respectively, are excluded from the Company’s results of operations in the accompanying financial statements. The amount of interest expense allocated to the acute pharmacy business was $53,000 and $616,000, net of tax benefit, during the periods ended June 30, 2002 and 2003, respectively.

      The pro forma results of operations for the years ended June 30, 2001 and 2002, as if the 2001 acquisitions had occurred on July 1, 2000, and the 2002 acquisitions (including the results of the acute pharmacy business of the SPS division) had occurred on July 1, 2001, are as follows (in thousands, except share data):

	2001	2002

Total revenues	$1,229,841	$1,401,192
Net income	28,998	40,279
Net income per common share:
Basic	$.64	$0.86
Diluted	$.62	$0.84

      The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition.

4. Restructuring Charge

      In connection with the acquisition of the SPS division, the Company recorded a restructuring charge of $3,893,000 ($2,355,000, or $0.06 per diluted share, after tax) for the year ended June 30, 2002. The charge includes a $3,553,000 write-off (of which $3,193,000 is non-cash) of a software application that was being developed by the Company that was not implemented as a result of the decision to enhance and implement company-wide the software application acquired with the SPS division. The restructuring charge also includes $340,000 for future lease commitments related to facilities that were abandoned upon completion of the integration plan related to the acquisition.

5. Property and Equipment

      Property and equipment consists of the following at June 30 (in thousands):

	2002	2003

Equipment	$17,762	$29,798
Furniture and fixtures	12,255	16,037

	30,017	45,835
Accumulated depreciation	(6,221)	(14,154)

	$23,796	$31,681

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6. Goodwill and Other Amortizable Intangible Assets

      Amortizable intangible assets consist of the following at June 30 (in thousands):

	2002		2003

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patient relationships	$19,072	$2,333	$19,072	$5,872
Non-compete agreements	5,900	1,126	5,900	2,139
Deferred financing costs	7,211	456	7,818	1,976

	$32,183	$3,915	$32,790	$9,987

      Amortization of deferred financing costs has been included in interest expense.

      Estimated amortization expense consists of the following for the years ending June 30 (in thousands):

2004	$4,543
2005	4,147
2006	4,022
2007	3,588
2008	350

      The change in the carrying amount of goodwill consists of the following (in thousands):

Balance as of June 30, 2001	$89,499
Goodwill acquired during the year	245,420

Balance as of June 30, 2002	334,919
Goodwill acquired during the year	17,590

Balance as of June 30, 2003	$352,509

      On July 1, 2001, the Company adopted SFAS No. 142, Goodwill and Other Intangible Assets. The Company is providing transitional, pro-forma disclosure in the table below for net income and earnings per share for the comparative periods as if SFAS No. 142 had been adopted in those periods (in thousands, except share data).

	2001	2002	2003

Reported net income	$17,255	$29,760	$29,535
Add goodwill amortization expense, net of tax benefit	1,500	—	—

Adjusted net income	$18,755	$29,760	$29,535

Basic earnings per share:
Reported net income	$.46	$.75	$.62
Add goodwill amortization expense, net of tax benefit	.04	—	—

Adjusted net income	$.50	$.75	$.62

Diluted earnings per share:
Reported net income	$.44	$.73	$.61
Add goodwill amortization expense, net of tax benefit	.04	—	—

Adjusted net income	$.48	$.73	$.61

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. Long-Term Debt

      Long-term debt consists of the following at June 30 (in thousands):

	2002	2003

Revolving credit facility	$30,000	$—
Tranche A Term Loan	75,000	71,250
Tranche B Term Loan	125,000	123,438

	230,000	194,688
Less amounts due within one year	5,312	16,250

	$224,688	$178,438

      On June 13, 2002, the Company amended and restated its credit agreement with Bank of America, N.A. and other participating banks (collectively the “Lenders”) to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment expiring June 2007, a $75 million term loan (“Tranche A Term Loan”) due in periodic principal payments through March 2007, and a $125 million term loan (“Tranche B Term Loan”) due in periodic principal payments through March 2009. Amounts outstanding under the credit agreement bear interest at varying rates based upon a LIBOR or prime rate of interest at the periodic election of the Company, plus a variable margin rate based on the Company’s leverage ratio as defined by the credit agreement. The combination of a variable rate margin and LIBOR base rate resulted in an effective borrowing rate of 4.36% and 3.67% at June 30, 2002 and 2003, respectively. The credit facility is secured by substantially all assets of the Company, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest. The Lenders’ security interest in a portion of the Company’s inventory is subordinate to the liens on that inventory under the terms of a security agreement between the Company and one of its vendors. The same vendor has a security interest in certain accounts receivable of the Company, which is subordinate to the rights of the Lenders. At June 30, 2003 and 2002, the balances outstanding under the credit facility were $194,687,500 and $230,000,000, respectively.

      The credit agreement contains financial covenants, which require the Company to maintain certain ratios with respect to leverage, fixed charge coverage, net worth, and asset coverage, as defined in the agreement. The credit agreement also includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, uses of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on mergers, acquisitions and asset dispositions, limitations on investments, limitations on payment of dividends and stock repurchases, and other distributions. The credit agreement also contains customary events of default, including relating to changes in control of the Company.

      The credit agreement required the Company to enter into a one-year interest rate swap agreement within 60 days of June 13, 2002, to protect against fluctuations in interest rates. The credit agreement required the interest rate swap to provide coverage in an amount equal to at least 50% of the outstanding principal amount of the loans. On July 17, 2002, the Company entered into an interest rate swap agreement effectively converting for a period of one year $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 2.175%, plus the applicable margin rate as determined by the credit agreement. On June 4, 2003, the Company entered into an interest rate swap agreement effectively converting for a period of one year beginning July 21, 2003, $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 1.14%, plus the applicable margin rate as determined by the credit agreement.

      On May 5, 2003, the Company amended the credit agreement to exclude the charges, as defined in the amendment to the credit agreement, taken in the March 2003 quarter in connection with the additional accounts receivable reserves of the SPS division from the calculation of Consolidated EBITDA, as defined in

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the credit agreement, and to reduce the Consolidated Net Worth requirement, as defined in the credit agreement, to allow for a reduction in the minimum net worth requirement equal to the net loss incurred in the March 2003 quarter. The amendment also included a 25 basis point increase in interest rates per the credit agreement for a period of twelve months beginning May 15, 2003. The Company paid fees of $607,000 in connection with this amendment which have been capitalized in deferred financing costs.

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

      Principal maturities of long-term debt consist of the following for the years ending June 30 (in thousands):

2004	$16,250
2005	18,125
2006	23,750
2007	32,656
2008	59,375
After 2008	44,532

$194,688

8. Income Taxes

      The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Income tax expense (benefit) consists of the following for the years ended June 30 (in thousands):

	2001	2002	2003

Current:
Federal	$10,574	$15,434	$22,115
State	1,631	2,642	4,335

	12,205	18,076	26,450
Deferred:
Federal	(769)	764	(6,705)
State	(103)	185	(1,493)

	(872)	949	(8,198)

	$11,333	$19,025	$18,252

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differed from the amount computed by applying the statutory federal income tax rates for the years ended June 30 due to the following (in thousands):

	2001	2002	2003

Income tax expense at statutory rate	$10,006	$17,075	$16,725
State income tax expense, net of federal income tax benefit	992	1,838	1,847
Goodwill amortization	276	19	18
Other	59	93	(338)

Income tax expense	$11,333	$19,025	$18,252

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30 are as follows (in thousands):

	2002	2003

Deferred tax assets:
Accounts receivable reserves	$4,878	$22,829
Accrued expenses	752	1,375
Joint venture investments	122	125
Other	202	250

	5,954	24,579
Deferred tax liabilities:
Property and equipment	(318)	(3,543)
Intangible assets	(3,736)	(11,027)
Joint venture investments	(329)	(240)

	(4,383)	(14,810)

Net deferred tax assets	$1,571	$9,769

      Management has evaluated the need for a valuation allowance for the deferred tax assets and believes that no valuation allowance is necessary because it is more likely than not that the assets will ultimately be realized through future taxable income from operations.

9. Commitments

      The Company leases office space and equipment under various operating leases. Rent expense for all operating leases was approximately $1,575,000, $2,838,000 and $7,774,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial terms of one year or more consist of the following at June 30, 2003 (in thousands):

2004	$7,145
2005	6,256
2006	3,625
2007	2,047
2008	654
Thereafter	16

$19,743

10. Investment in Joint Ventures

      Texas Health Pharmaceutical Resources, Teddy Bear Home Care/ Drug Therapies, Childrens Home Services, Childrens Biotech Pharmacy Services and Childrens National Hemophilia Care are partnerships in which the Company has a 50% ownership interest. The Company uses the equity method of accounting for these joint ventures. Amounts due to and from these joint ventures are classified as due to and from affiliates in the accompanying consolidated balance sheets. The portion of the Company’s retained earnings at June 30, 2002 and 2003 attributable to undistributed earnings of these joint ventures is $3,916,000 and $5,187,000, respectively.

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

      The Company received fees for management services from the joint ventures of $1,193,000, $1,184,000 and $1,289,000 for the years ended June 30, 2001, 2002 and 2003, respectively, which are recorded as other revenues in the accompanying consolidated statements of income.

      Summary financial information for affiliated joint ventures (20 percent to 50 percent owned) accounted for by the equity method is as follows as of and for the years ended June 30 (in thousands):

	2001	2002	2003

Current assets	$8,753	$12,394	$14,625
Property and equipment, net and other assets	69	55	26
Current liabilities	4,114	4,090	3,568
Total revenues	23,359	26,963	33,173
Net income	2,315	4,131	3,893

11. Defined Contribution Retirement Plan

      The Company sponsors a qualified, defined contribution retirement plan under Section 401(k) of the Internal Revenue Code in which substantially all employees qualify for participation. The Company matches employee contributions, as defined in the plan. The Company made annual matching contributions of

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $189,000, $234,000 and $708,000 for the years ended June 30, 2001, 2002 and 2003, respectively.

12. Stockholders’ Equity

Common Stock

      On August 17, 2000, the Company completed a stock offering of 5,400,000 shares of its common stock. An additional 810,000 shares of common stock were sold on September 12, 2000 pursuant to the exercise of the underwriters’ over-allotment option. All shares were issued at a price of $15.11 per share. Net proceeds to the Company, after deducting underwriting discounts and commissions and other expenses of the offering, were $88.3 million.

      In fiscal 2001 and 2003, the Company effected stock splits in the form of a stock dividend. All share and per share data in the consolidated financial statements and the notes hereto have been retroactively adjusted for the splits.

      On June 13, 2002, the Company issued 7,591,464 shares of its common stock to the shareholders of Gentiva in connection with the acquisition of the SPS division.

Preferred Stock

      In April 1999, the Company’s Board of Directors and Stockholders authorized the establishment of a new class of undesignated preferred stock.

Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss includes the change in fair value of the interest rate swap that qualifies for hedge accounting. Comprehensive income is as follows for the years ended June 30 (in thousands):

	2001	2002	2003

Reported net income	$17,255	$29,760	$29,535
Unrealized loss on interest rate swap, net of tax benefit	—	—	(68)

Comprehensive income	$17,255	$29,760	$29,467

Stockholder Protection Rights Agreement

      In April 2003, the Company adopted a stockholder protection rights agreement (“Rights Plan”) and issued Rights in connection with the Rights Plan in the event of a proposed takeover of the Company. The Rights Plan is not intended to prevent transactions that provide full and fair value to stockholders. It is intended to discourage abusive takeover tactics and to provide time for the Company’s Board of Directors to review and evaluate what is in the best interests of the stockholders.

      The Rights Plan provided that a dividend of one share purchase Right be issued for each outstanding share of common stock to stockholders of record as of the close of business on April 28, 2003. Generally, the Rights are exercisable only if a group (other than certain existing shareholders) acquires 15% or more of the Company’s common stock or announces a tender offer upon consummation of which, such person or group would beneficially own 15% or more of the Company’s common stock. Each Right entitles stockholders to buy one ten-thousandth of a share of a new share of junior participating preferred stock at an exercise price of $100.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      If the Rights become exercisable, a Rights holder (other than the person or group acquiring 15% or more) will be entitled to purchase, at the Right’s then-current price, a number of shares of the Company’s common stock having a market value of twice such price. If after a person has acquired 15% or more of the Company’s common stock, such person acquires the Company, each Right will entitle its holder to purchase, at the Right’s then-current exercise price, a number of shares of the acquiring company’s common stock having a market value of twice such price. Following the acquisition of 15% or more of the Company’s common stock, but less than 50% by any person or group, the Board of Directors may exchange the Rights (other than Rights owned by such person or group) at an exchange ratio of one share of the Company’s common stock for each Right.

13. Employee Stock Purchase Plan

      In April 1999, the Company’s Board of Directors adopted and the stockholders approved the Accredo Health, Incorporated 1999 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of an offering period (usually consisting of a six-month period beginning January 1 or July 1) or the last day of an offering period, whichever is lower. The shares are purchased at the end of each period with funds withheld from employees’ pay during the period. A total of 455,625 shares of the Company’s common stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced on the effective date of the Company’s initial public offering in April 1999. There were 43,082, 43,328 and 82,746 shares of common stock issued during the years ended June 30, 2001, 2002 and 2003, respectively, pursuant to the ESPP.

14. Stock Option Plans

      The Company’s Amended and Restated Stock Option and Restricted Stock Purchase Plan authorizes the grant of options to selected employees, officers and directors for up to 3,256,875 shares of the Company’s common stock. As of June 30, 2003, options to purchase 3,251,687 shares of stock have been granted under this plan. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years of continued employment.

      The Company’s 1999 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 1,687,500 shares of the Company’s common stock. As of June 30, 2003, options to purchase 1,574,069 shares of common stock have been granted under this plan under terms similar to those discussed above. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years of continued employment.

      The Company’s 2002 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 3,900,000 shares of the Company’s common stock. As of June 30, 2003, options to purchase 2,280,157 shares of stock have been granted under this plan. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years of continued employment.

      Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS No. 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the years ended June 30:

	2001	2002	2003

Risk-free interest rate	4.57% to 6.14%	3.56% to 4.41%	1.89% to 3.15%
Dividend yield	0%	0%	0%
Volatility factor	.70	.65	.66
Weighted-average expected life	4.0 years	4.0 years	4.0 years
Estimated turnover	0%	8%	8%

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended June 30 is as follows (in thousands, except share data):

	2001	2002	2003

Net income, as reported	$17,255	$29,760	$29,535
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all awards	(2,381)	(3,860)	(10,949)

Pro forma net income	$14,874	$25,900	$18,586

Earnings per share:
Basic – as reported	$0.46	$0.75	$0.62
Basic – pro forma	$0.40	$0.65	$0.39
Diluted – as reported	$0.44	$0.73	$0.61
Diluted – pro forma	$0.38	$0.64	$0.39

      A summary of the Company’s stock option activity and related information for the years ended June 30 is as follows:

	2001		2002		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,672,030	$2.65	2,695,772	$9.02	4,486,022	$20.18
Granted	1,119,590	18.73	2,281,614	30.54	677,150	30.81
Exercised	(937,601)	2.60	(427,423)	5.15	(762,616)	7.90
Forfeited	(158,247)	8.20	(63,941)	19.97	(376,824)	29.90

Outstanding at end of year	2,695,772	$9.02	4,486,022	$20.18	4,023,732	$23.38

Exercisable at end of year	1,459,544	$3.04	1,585,907	$6.95	1,707,472	$16.60

Weighted-average fair value of options granted during the year	$10.69		$15.96		$15.54

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise prices	Outstanding	Contractual	Exercise	Exercisable	Exercise
(150% increment)	June 30, 2003	Life	Price	June 30, 2003	Price

$0.89 – 0.89	417,313	3.0 years	$0.89	417,313	$0.89
1.78 – 1.78	171,051	4.6 years	1.78	171,051	1.78
4.74 – 4.74	5,786	5.8 years	4.74	5,786	4.74
8.59 – 8.70	117,135	6.4 years	8.60	94,592	8.59
12.99 – 18.81	787,134	7.4 years	18.39	365,567	18.50
20.03 – 29.25	321,555	8.7 years	22.83	86,640	23.00
31.22 – 37.05	2,203,758	9.0 years	32.02	566,523	31.89

$0.89 – 37.05	4,023,732	7.8 years	$23.38	1,707,472	$16.60

15. Contingencies

      Commencing April 8, 2003, the Company and certain officers and directors were named as defendants in several substantially similar putative class action lawsuits filed in the United States District Court for the Western District of Tennessee, Memphis Division. The various complaints have been consolidated into a single action, but the Court has not appointed a Lead Plaintiff. Once the Lead Plaintiff is appointed, a Consolidated Complaint will be filed to which the Defendants will respond. The lawsuits filed to date name the Company, David D. Stevens, Joel Kimbrough and in one case John R. Grow, as Defendants. One of the lawsuits also named the Company’s former independent auditor, Ernst & Young LLP, as a defendant. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuits are without merit.

      In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names Company officers, directors and a former director; David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh; as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company believes that the claims asserted in the derivative lawsuit are without merit.

      Also, from time to time, the Company is involved in lawsuits, claims, audits and investigations arising in the normal course of its business. In the Company’s opinion, in the aggregate these lawsuits, claims, audits and investigations should not have a material adverse effect on the Company’s business, financial condition, or results of operations. In addition, the business that the Company acquired from Gentiva Health Services, Inc. has several lawsuits and claims related to its historic operation by Gentiva, which are being controlled by Gentiva and for which the Company is entitled to indemnification from liability by Gentiva.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16. Quarterly Financial Information (Unaudited)

      Quarterly financial information for the years ended June 30, 2002 and 2003, is summarized below (in thousands, except share data):

	2003

							Fourth
	First Quarter		Second Quarter		Third Quarter		Quarter

	As Previously		As Previously		As Previously
	Reported	As Restated	Reported	As Restated	Reported	As Restated

Total revenues	$321,765	$316,661	$364,402	$369,506	$366,569	$358,113	$329,056
Operating income (loss)	25,877	25,427	30,391	31,582	(26,787)	(27,997)	30,383
Income (loss) before income taxes	23,318	22,497	27,877	28,698	(29,308)	(30,851)	27,443
Net income (loss)	13,970	13,463	17,049	17,556	(17,769)	(18,723)	17,239
Net income (loss) per common share:
Basic	0.30	0.29	0.36	0.37	(0.37)	(0.39)	0.36
Diluted	0.29	0.28	0.35	0.36	(0.37)	(0.39)	0.36

	2002

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$126,648	$160,186	$178,497	$188,242
Operating income	9,409	11,833	14,974	13,483
Income before income taxes	9,604	11,805	14,679	12,697
Net income	5,877	7,217	8,988	7,678
Net income per common share:
Basic	0.15	0.18	0.23	0.19
Diluted	0.15	0.18	0.22	0.18

      The financial data for the first, second and third quarters of fiscal 2003 have been restated from those reported in the Company’s Quarterly Reports on Forms 10-Q due to a change in the timing of the recognition of revenue. For revenue recognition purposes, prior to April 1, 2003, the Company considered the delivery criteria to have been met when product was shipped to its patients, and the Company had no further obligation related to such product. The Company has now determined that the delivery criteria are met when the product has been delivered to the patient (which typically occurs one day after shipment), and the Company has no further obligation related to such product. The change was not material to the financial position or results of operations for the four quarters included in and for the years ended June 30, 2001 and 2002 because those periods ended on a day in which shipments were immaterial.

ACCREDO HEALTH, INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		Charged to
		Costs	Charged to			Balance at
	Balance at	and	Other			End of
Description	Beginning of Period	Expenses	Accounts	Deductions		Period

Year ended June 30, 2001:
Allowance for doubtful accounts	$8,395	$6,131	$—	$3,718	(2)	$10,808
Year ended June 30, 2002:
Allowance for doubtful accounts	10,808	5,833	69,412 (1)	4,295	(2)	81,758
Year ended June 30, 2003:
Allowance for doubtful accounts	81,758	87,418		42,635	(2)	126,541

(1)	Allowance as a result of the SPS and BioPartners acquisitions

(2)	Uncollectible accounts written off, net of recoveries

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, State of Tennessee, on the 29th day of September, 2003.

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

/s/ DAVID D. STEVENS David D. Stevens	Chairman of the Board, Chief Executive Officer and Director	September 29, 2003
(Principal Executive Officer)

/s/ JOEL R. KIMBROUGH Joel R. Kimbrough	Senior Vice President, Chief Financial Officer Treasurer	September 29, 2003
(Principal Financial and
Accounting Officer)

/s/ JOHN R. GROW John R. Grow	President and Director	September 29, 2003

/s/ KYLE J. CALLAHAN Kyle J. Callahan	Sr. Vice President and Director	September 29, 2003

/s/ KENNETH R. MASTERSON Kenneth R. Masterson	Director	September 29, 2003

/s/ KENNETH J. MELKUS Kenneth J. Melkus	Director	September 29, 2003

/s/ KEVIN L. ROBERG Kevin L. Roberg	Director	September 29, 2003

/s/ DICK R. GOURLEY Dick R. Gourley	Director	September 29, 2003

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	September 29, 2003

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

2.1	—	Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health, Incorporated, Gentiva Health Services, Inc. and the Sellers named therein (incorporated by reference to Annex A of the joint proxy statement-prospectus included in our Registration Statement on Form S-4 (File Number 333-82396)).
3.1	—	Amended and Restated Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File Number 333-62679)).
3.2	—	Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
3.3	—	Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
3.4	—	Amended and Restated Bylaws of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File Number 333-62679)).
3.5	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File Number 333-62679)).
4.2	—	Stockholder Protection Rights Agreement, dated April 17, 2003, between the Company and American Stock Transfer & Trust Company, As Rights Agent (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
10.1	—	Accredo Health 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.2	—	Accredo Health, Incorporated 2002 Long-Term Incentive Plan (incorporated by reference to Annex E of the joint proxy statement-prospectus included in our Registration Statement on Form S-4 (File Number 333-82396)).
10.3	—	Accredo Health 1999 Employee Stock Purchase Plan(incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.4	—	Nova Holdings, Inc. and its Subsidiaries Stock Option and Restricted Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.5	—	Registration Rights Agreement dated May 31, 1996 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.6	—	Amendment Number One to the Registration Rights Agreement dated October 27, 1997 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.7	—	Amendment Number Two to the Registration Rights Agreement dated July 24, 1998 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File Number 333-62679)).

Exhibit
Number		Description of Exhibits

10.8	—	Stock Purchase Agreement dated as of June 5, 1997 among Dianne R. Martz, A.B. Charlton, III, the Company and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.9	—	Non-Disclosure and Non-Compete Agreement dated as of June 5, 1997 by and among Horizon Health Systems, Inc., the Company and Dianne R. Martz (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.10	—	Grant Agreement dated as of June 5, 1997 by and between Kyle Callahan and the Company (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.11	—	Subscription and Restriction Agreement dated as of June 5, 1997 by and between the Company and Kyle Callahan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.12	—	Refunds Payable Escrow Agreement dated June 5, 1997 among First American National Bank, Nova Holdings, Inc. and Dianne Martz and A.B. Charlton, III (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.13	—	Amended and Restated Credit Agreement dated as of June 13, 2002 among Accredo Health, Incorporated as Borrower, Certain Subsidiaries of the Borrower as Guarantors and The Lenders Named Therein and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
10.14	—	Amended and Restated Pledge Agreement dated as of June 13, 2002 by and among the parties identified as ‘Pledgors‘ and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
10.15	—	Amended and Restated Security Agreement dated as of June 13, 2002 by and among the parties identified as ‘Grantors‘ and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
10.16	—	ISDA Master Agreement dated August 7, 1997 between NationsBank of Tennessee, N.A. and Nova Holdings, Inc. (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.17	—	Amended and Restated General Partnership Agreement of Children’s Hemophilia Services (incorporated by reference to Exhibit 10.61 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.18	—	Amendment Number One to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services and Restrictive Agreement dated January 5, 2000 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.19	—	First Amendment to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services dated June 30, 2000 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.20	—	Hemophilia Therapy Business Management, Services and Sales Agreement, dated November 10, 1998 between Horizon Health Systems, Inc., a Tennessee corporation, and Children’s Hemophilia Services, a California general partnership (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-1 (File Number 333-62679)).

Exhibit
Number		Description of Exhibits

10.21	—	Amended and Restated Distribution and Services Agreement effective as of January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.22	—	Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.23	—	Amendment to Amended and Restated Distribution and Services Agreement and Additional Services Agreement dated as of May 1, 2001 between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.24	—	Amended and Restated Distribution Agreement, dated January 1, 1998, by and between Nova Factor, Inc. and Genzyme Corporation (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).
10.25	—	Incentive Stock Option Agreement of David Stevens dated May 31, 1996 (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.26	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated May 31, 1996 (incorporated by reference to Exhibit 10.47 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.27	—	Incentive Stock Option Agreement of John R. Grow dated May 31, 1996 (incorporated by reference to Exhibit 10.48 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.28	—	Incentive Stock Option Agreement of Kyle Callahan dated September 3, 1997 (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.29	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated February 9, 1998 (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.30	—	Non-Qualified Stock Option Agreement of Ken Melkus dated February 9, 1998 (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.31	—	Incentive Stock Option Agreement of Kyle Callahan dated February 9, 1998 (incorporated by reference to Exhibit 10.52 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.32	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated April 30, 1998 (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.33	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated July 10, 1998 (incorporated by reference to Exhibit 10.55 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.34	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 10, 1999 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

Exhibit
Number		Description of Exhibits

10.35	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 10, 1999 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.36	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 10, 1999 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.37	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 10, 1999 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.38	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.39	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.40	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg Dated November 1, 2000 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.41	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2000 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.42	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2000 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.43	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2000 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.44	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 16, 2000 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.45	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2001 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.46	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2001 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.47	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus Dated November 1, 2001 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.48	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2001 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.49	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2001 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

Exhibit
Number		Description of Exhibits

10.50	—	Incentive Stock Option Agreement of David Stevens dated November 1, 2000 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.51	—	Incentive Stock Option Agreement of John R. Grow dated November 1, 2000 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.52	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated November 1, 2000 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.53	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated November 1, 2000 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.54	—	Incentive Stock Option Agreement of Kyle J. Callahan dated November 1, 2000 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.55	—	Stock Option Agreement of David Stevens dated September 3, 2002 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.56	—	Stock Option Agreement of John R. Grow dated September 3, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.57	—	Stock Option Agreement of Joel R. Kimbrough dated September 3, 2002 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.58	—	Stock Option Agreement of Kyle J. Callahan dated September 3, 2002 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.59	—	Stock Option Agreement of Barbara H. Biehner dated June 24, 2002 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.60	—	Stock Option Agreement of Barbara H. Biehner dated September 3, 2002 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.61	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and David D. Stevens (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.62	—	Employment Agreement effective as of September 1, 2002 between Accredo Health, Incorporated and John R. Grow (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.63	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and Joel R. Kimbrough (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.64	—	Employment Agreement effective as of September 1, 2002 between Accredo Health, Incorporated and Kyle J. Callahan (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

Exhibit
Number		Description of Exhibits

10.65	—	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.66	—	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 19, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.67	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2002 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.68	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2002 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.69	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2002 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.70	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2002 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.71	—	Employment Agreement dated as of January 7, 2002 between Accredo Health, Incorporated and Steve Fitzpatrick (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).
10.72	—	Employment Agreement dated as of January 21, 2002 between Accredo Health, Incorporated and Barbara H. Biehner (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).
10.73	—	Stock Option Agreement of Thomas W. Bell, Jr. dated September 3, 2002
10.74	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and Thomas W. Bell, Jr.
10.75	—	Stock Option Agreement of Steve Fitzpatrick dated August 1, 2001.
10.76	—	Stock Option Agreement of Steve Fitzpatrick dated January 7, 2002.
10.77	—	Stock Option Agreement of Steve Fitzpatrick dated September 3, 2002.
16.1	—	Letter from Ernst & Young LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K/A dated May 19, 2003).
21.1	—	Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP
23.2	—	Consent of Ernst & Young LLP
24.1	—	Power of Attorney (contained on the signature pages of this report)
31.1	—	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002