Form 10-Q
period 2003-09-30
ACCREDO HEALTH INC
filed 2003-11-14
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 31, 2003

COMMON STOCK, $0.01 PAR VALUE	47,880,792

TOTAL COMMON STOCK	47,880,792

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 4. CONTROLS AND PROCEDURES
PART II — OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.
Signature
EX-10.1 INCENTIVE STOCK OPTION AGREEMENT
EX-10.2 INCENTIVE STOCK OPTION AGREEMENT
EX-10.3 INCENTIVE STOCK OPTION AGREEMENT
EX-10.4 INCENTIVE STOCK OPTION AGREEMENT
EX-10.5 INCENTIVE STOCK OPTION AGREEMENT
EX-10.6 INCENTIVE STOCK OPTION AGREEMENT
EX-10.7 INCENTIVE STOCK OPTION AGREEMENT
EX-31.1 SECTION 302 CEO CERTIFICATION
EX-31.2 SECTION 302 CFO CERTIFICATION
EX-32.1 SECTION 906 CEO CERTIFICATION
EX-32.2 SECTION 906 CFO CERTIFICATION

ACCREDO HEALTH, INCORPORATED
INDEX

Part I -	FINANCIAL INFORMATION
Item 1	Financial Statements
Condensed Consolidated Statements of Income (unaudited) For the three months ended September 30, 2002 (as restated) and 2003
Condensed Consolidated Balance Sheets June 30, 2003 and September 30, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) For the three months ended September 30, 2002 (as restated) and 2003
Notes to Condensed Consolidated Financial Statements
Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3	Quantitative and Qualitative Disclosure About Market Risk
Item 4	Controls and Procedures
Part II -	OTHER INFORMATION
Item 6	Exhibits and Reports on Form 8-K
Note:	Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Three Months Ended
	September 30,

		2002
		(as restated
	2003	see Note 2)

Net patient revenue	$326,039	$307,431
Other revenue	8,397	8,885
Equity in net income of joint ventures	548	345

Total revenues	334,984	316,661
Cost of sales	258,897	251,596

Gross profit	76,087	65,065
General & administrative	34,552	30,744
Bad debts	7,174	6,554
Depreciation and amortization	2,955	2,340

Income from operations	31,406	25,427
Interest expense, net	(2,276)	(2,446)
Minority interest in consolidated subsidiary	(482)	(484)

Income before income taxes	28,648	22,497
Provision for income taxes	11,140	9,034

Net income	$17,508	$13,463

Cash dividends declared on common stock	$—	$—

Net income per common share:
Basic	$0.37	$0.29

Diluted	$0.36	$0.28

Weighted average shares outstanding:
Basic	47,848,126	47,106,209
Diluted	48,554,127	48,309,648

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	September 30,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$49,121	$48,006
Patient accounts receivable, less allowance for doubtful accounts of $120,204 at September 30, 2003 and $126,541 at June 30, 2003	312,224	307,982
Due from affiliates	4,056	3,933
Other accounts receivable	19,528	21,226
Inventories	94,299	89,985
Prepaids and other current assets	5,184	4,625
Income taxes receivable	—	1,546
Deferred income taxes	22,650	24,579

Total current assets	507,062	501,882
Property and equipment, net	31,192	31,681
Other assets:
Joint venture investments	6,275	5,908
Goodwill, net	352,332	352,509
Other intangible assets, net	21,264	22,803

Total assets	$918,125	$914,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$153,949	$169,664
Accrued expenses	17,745	19,518
Due to affiliates	324	576
Income taxes payable	5,533	—
Current portion of long-term debt	16,250	16,250

Total current liabilities	193,801	206,008
Long-term debt	174,375	178,438
Deferred income taxes	16,601	14,810
Minority interest in consolidated joint venture	2,501	2,819
Stockholders’ equity:
Undesignated Preferred Stock, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized; 47,880,792 and 47,838,257 shares issued and outstanding at September 30, 2003 and June 30, 2003, respectively	479	478
Additional paid-in capital	425,746	425,183
Accumulated other comprehensive loss	—	(68)
Retained earnings	104,622	87,115

Total stockholders’ equity	530,847	512,708

Total liabilities and stockholders’ equity	$918,125	$914,783

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Three Months Ended
	September 30,

	2003	2002
		(as restated
		see Note 2)

OPERATING ACTIVITIES:
Net income	$17,508	$13,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,869	3,070
Provision for losses on accounts receivable	7,174	6,554
Deferred income tax benefit	3,720	(1,250)
Tax benefit of exercise of stock options	148	2,611
Undistributed earnings of joint ventures	(368)	(205)
Minority interest in income of consolidated joint venture	482	484
Changes in operating assets and liabilities:
Patient receivables and other	(9,717)	649
Due from affiliates	(375)	(1,369)
Inventories	(4,315)	970
Prepaids and other current assets	(559)	(174)
Accounts payable and accrued expenses	(17,366)	(27,138)
Income taxes payable	7,255	6,127

Net cash provided by operating activities	7,456	3,792
INVESTING ACTIVITIES:
Purchases of property and equipment	(1,850)	(6,177)
Business acquisitions and joint venture investments	(44)	(700)

Net cash used in investing activities	(1,894)	(6,877)
FINANCING ACTIVITIES:
Decrease in long-term notes payable	(4,062)	(30,625)
Issuance of common stock	415	1,983
Distributions to minority interest partner	(800)	(300)

Net cash used in financing activities	(4,447)	(28,942)

Increase (decrease) in cash and cash equivalents	1,115	(32,027)
Cash and cash equivalents at beginning of period	48,006	42,913

Cash and cash equivalents at end of period	$49,121	$10,886

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2003

1.     BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated ( the “Company” or “Accredo” ) have been included. Operating results for the three-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2004.

Certain amounts for the quarter ended September 30, 2002 have been reclassified to conform to the presentation for the quarter ended September 30, 2003.

The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2003.

2.     RESTATEMENT

Subsequent to the issuance of the Company’s 2003 quarterly financial statements, the Company’s management determined that previously issued financial statements should be restated due to a change in the timing and recognition of revenue. For revenue recognition purposes, prior to April 1, 2003, the Company considered the delivery criteria to have been met when product was shipped to its patients, and the Company had no further obligation related to such product. The Company has now determined that the delivery criteria are met when the product has been delivered to the patient (which typically occurs one day after shipment), and the Company has no further obligation related to such product. The restatement resulted in a decrease in total revenues of $5,104 for the three months ended September 30, 2002 and reduced previously reported net income from $13,970 to $13,463. Previously reported basic and diluted earnings per common share decreased $.01 for the period ended September 30, 2002.

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

     Condensed Consolidated Statement of Operations Data:

	Three Months Ended September 30, 2002

	As previously reported	As restated

Total revenues	$321,765	$316,661
Operating income	25,877	25,427
Income before income taxes	23,318	22,497
Net income	13,970	13,463
Net income per common share:
Basic	$0.30	$0.29
Diluted	$0.29	$0.28

3.     STOCKHOLDERS’ EQUITY

During the quarter, employees exercised stock options to acquire 42,535 shares of Accredo common stock at a weighted average exercise price of $9.76 per share.

4.     PRO FORMA NET INCOME EFFECT OF COMPANY STOCK OPTION PLANS

Pro forma information regarding net income is required by Statement of Financial Accounting Standards No. 123 (“Statement 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the quarters ended September 30:

	2003	2002

Risk-free interest rate	2.91%	2.63% to 3.15%
Dividend yield	0%	0%
Volatility factor	.66	.66
Weighted-average expected life	4.0 years	4.0 years
Estimated turnover	8%	8%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three month periods ended September 30 is as follows (in thousands, except share data):

	Three Months Ended
	September 30,

	2003	2002

Net income, as reported	$17,508	$13,463
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all awards	(2,208)	(2,098)

Pro forma net income	15,300	$11,365
Earnings per share:
Basic – as reported	$0.37	$0.29
Basic – pro forma	$0.32	$0.24
Diluted – as reported	$0.36	$0.28
Diluted – pro forma	$0.32	$0.24

5.     COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows:

	Three Months Ended
	September 30,

	2003	2002

Reported net income	$17,508	$13,463
Unrealized gain (loss) on interest rate swap contracts, net of tax benefit	68	(374)

Comprehensive income	$17,576	$13,089

The adjustments made in computing comprehensive income are reflected as a component of stockholders equity under the heading “accumulated other comprehensive loss”.

6.     CONTINGENCIES

Commencing April 8, 2003, the Company and certain officers and directors were named as defendants in several substantially similar putative class action lawsuits filed in the United States District Court for the Western District of Tennessee, Memphis Division. The various complaints have been consolidated into a single action, but the Court has not appointed a Lead Plaintiff. Once the Lead Plaintiff is appointed, a Consolidated Complaint will be filed to which the Defendants will respond. The lawsuits filed to date name the Company, David D. Stevens, Joel Kimbrough, John R. Grow and Thomas W. Bell, Jr. as Defendants. One of the lawsuits also named the Company’s former independent auditor, Ernst & Young LLP, as a defendant. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuits are without merit.

In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names Company officers, directors and a former director; David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh; as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company believes that the claims asserted in the derivative lawsuit are without merit and has filed a Motion to Dismiss the Consolidated Derivative Complaint.

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

7.     EARNINGS PER SHARE

The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. A reconciliation of the basic and diluted weighted average shares outstanding is as follows at September 30:

	2003	2002

Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	47,848,126	47,106,209
Additional shares assuming exercise of dilutive stock options	706,001	1,203,439

Weighted average number of common and equivalent shares used as the denominator in the diluted earnings per share calculation	48,554,127	48,309,648

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding our product mix for periods following September 30, 2003;

•	our expectations regarding our payor mix for periods following September 30, 2003;

•	our expectations regarding the scope and cost of our capital expenditures following September 30, 2003;

•	our sources and availability of funds to satisfy our working capital needs;

•	our critical accounting policies; and

•	our expectations regarding the percentage of our revenues attributable to federal and state programs.

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

OVERVIEW

For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2003.

We provide specialty retail pharmacy services for the treatment of patients with costly, chronic diseases. We derive revenues primarily from the retail sale of drugs to patients. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The following table presents the percentage of our total revenues generated from sales with respect to the diseases that we primarily serve:

	Three Months Ended September 30,

	2003	2002

Hemophilia, Autoimmune Disorders and Primary Immunodeficiency Diseases (PID)	40%	40%
Pulmonary Arterial Hypertension (PAH)	17%	14%
Multiple Sclerosis	15%	16%
Gaucher Disease	10%	10%
Growth Hormone-Related Disorders	8%	8%
Respiratory Syncytial Virus	—%	—%

We anticipate that our revenue mix for the second and third quarters of our fiscal year 2004 will change as a result of revenues from the seasonal drug Synagis® for the treatment of Respiratory Syncytial Virus (RSV).

Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Three Months Ended
	June 30, 2002	June 30, 2003	September 30, 2003

Non-governmental	79%	73%	73%
Governmental:
Medicaid	19%	20%	19%
Medicare	2%	7%	8%

The increase in Medicare reimbursement and the related decrease in non-governmental reimbursement from fiscal year 2002 to fiscal year 2003 is due to the increase in revenues from hemophilia factor and the PAH products, Flolan® and Remodulin®, as a result of the acquisition of the SPS division. These are the only products we distribute for which we are reimbursed directly by Medicare. We anticipate that our payor mix for the remainder of our fiscal year 2004 will be similar to the payor mix achieved in fiscal 2003 and the three months ended September 30, 2003.

RESULTS OF OPERATIONS

As discussed in Note 2 to the condensed consolidated financial statements included under Item 1, we have restated our condensed consolidated financial statements for the three months ended September 30, 2002. The following management’s discussion and analysis gives effect to the restatement.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Revenues. Total revenues increased 6% from $316.7 million to $335.0 million from the three months ended September 30, 2002 to the three months ended September 30, 2003. Net patient revenues increased 6% from $307.4 million to $326.0 million from the three months ended September 30, 2002 to the three months ended September 30, 2003. During fiscal 2003, we began distributing certain wholesale products on a consignment basis for the manufacturer, and we sold our infertility business eliminating revenues from the sale of these products from our business. Revenues from these products amounted to approximately $16.0 million for the three months ended September 2002. Excluding the $16.0 million from the three months ended September 30, 2002 results, our revenues increased 11% from the September 2002 quarter to the September 2003 quarter. The increase is primarily due to volume growth in our products for the treatments of multiple sclerosis, growth hormone disorders, Gaucher disease, hemophilia, autoimmune disorders and pulmonary arterial hypertension as a result of the addition of new patients and additional sales of product to existing patients. We also benefited from the addition of new and expanded contracts with managed care organizations.

Cost of Services. Cost of services increased 3% from $251.6 million to $258.9 million from the three months ended September 30, 2002 to the three months ended September 30, 2003, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of services decreased from 79.5% to 77.3% from the three months ended September 30, 2002 to the three months ended September 30, 2003, resulting in gross margins of 20.5% and 22.7% for the three months ended September 30, 2002 and 2003, respectively. Gross margins for the individual products have remained relatively stable. However, a change in product mix and lower acquisition costs on some of the products we distribute resulted in an increase in the composite gross margin in the three months ended September 30, 2003. The primary change in product mix was an increase in the percentage of total revenues from products for the treatment of pulmonary arterial hypertension and a decrease in the percentage of total revenues from products for the treatment of multiple sclerosis.

General and Administrative. General and administrative expenses increased from $30.7 million to $34.6 million, or 12%, from the three months ended September 30, 2002 to the three months ended September 30, 2003. As a percentage of revenues, general and administrative expenses increased from 9.7% to 10.3% from the three months ended September 30, 2002 to the three months ended September 30, 2003. The increase is primarily due to start up costs related to the upcoming Synagis® season and an increase in audit fees as a result of the change to Deloitte & Touche LLP for the fiscal 2003 audit. In addition, we experienced increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support revenue growth.

Bad Debts. Bad debts increased from $6.6 million to $7.2 million from the three months ended September 30, 2002 to the three months ended September 30, 2003. As a percentage of revenues, bad debt expense was 2.1% in both periods.

Depreciation and Amortization. Depreciation expense increased from $1.2 million to $1.8 million from the three months ended September 30, 2002 to the three months ended September 30, 2003, as a result of the assets acquired in the SPS acquisition completed in June 2002, purchases of property and equipment associated with our revenue growth and the expansion of our leasehold facility improvements. Amortization expense was $1.1 million in the three months ended September 30, 2002 and 2003.

Interest Income/Expense, Net. Interest expense, net decreased from $2.4 million to $2.3 million from the three months ended September 30, 2002 to the three months ended September 30, 2003.

Income Tax Expense. Our effective tax rate decreased from 40.2% to 38.9% from the three months ended September 30, 2002 to the three months ended September 30, 2003. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2003, working capital was $313.3 million, cash and cash equivalents were $49.1 million and the current ratio was 2.6 to 1.0.

Net cash provided by operating activities was $7.5 million for the three months ended September 30, 2003. During the three months ended September 30, 2003, accounts receivable increased $2.5 million, inventories increased $4.3 million and accounts payable, accrued expenses and income taxes payable decreased $10.1 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $1.9 million for the three months ended September 30, 2003. Cash used in investing activities consisted primarily for purchases of property and equipment.

Net cash used in financing activities was $4.4 million for the three months ended September 30, 2003, which consisted of $4.0 million in debt repayments and $.8 million of distributions to our minority interest partner less $0.4 million from the net proceeds of stock option exercises.

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

During 2002, we amended our $60 million revolving credit facility with Bank of America, N.A. and other participating banks (collectively the “Lenders”) to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment due June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Tranche B Term Loan) due in periodic principal payments through March 2009. The amount available to borrow under this credit facility is based upon certain ratios calculated as of the end of each quarter. Based upon the asset coverage ratio as of September 30, 2003, the total amount available to borrow is approximately $262 million. As of September 30, 2003, the total amount outstanding under the credit facility was $190.6 million, which included $67.5 million under the Tranche A Term Loan and $123.1 million under the Tranche B Term Loan.

Amounts outstanding under the credit agreement bear interest at varying rates based upon the London Inter-bank Offered Rate (LIBOR) or the prime rate of interest (as selected by us), plus a variable margin rate based upon our leverage ratio as defined by the credit agreement. Our obligations under the credit agreement are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest. The Lenders’ security interest in a portion of our inventory is subordinate to the liens on that inventory under the terms of a security agreement between one of our vendors and us. The same vendor has a security interest in certain accounts receivable, which is subordinate to the rights of the Lenders.

The credit agreement contains financial covenants, including requirements to maintain certain ratios with respect to leverage, fixed charge coverage, net worth and asset coverage each as defined in the credit agreement. The credit agreement also includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, uses of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on mergers, acquisitions and asset dispositions, limitations on investments, limitations on payment of dividends and stock repurchases, and other distributions. The credit agreement also contains customary events of default, including events relating to changes in control of our company.

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

Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report on Form 10-K for our most recent fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to revenue recognition, allowance for doubtful accounts, allowance for contractual discounts and medical claims reserve. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

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

     We derive a substantial percentage of our revenue and profitability from the sale of hemophilia product and IVIG that we primarily purchase from Baxter Healthcare Corporation, Aventis Behring, LLC, Wyeth Pharmaceuticals and Bayer Corporation. Approximately 40% of our revenue in the quarter was derived from the sale of IVIG and hemophilia product. The majority of our hemophilia product was purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen, Genzyme, GlaxoSmithKline and MedImmune. Our revenue derived from these relationships represented approximately 36% of our revenue for the quarter.

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

     We primarily sell 20 products. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets account for approximately 91% of our revenues, with the drugs for hemophilia and autoimmune disorders constituting approximately 40% of our revenue for the quarter:

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

     Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. Recent Medicare prescription drug benefit bills in both houses of Congress, as well as a proposed rule issued by the Centers for Medicare and Medicaid Services (CMS), offer changes to the way the federal government pays for certain Part B drugs. Such proposals range from deeper discounts to average wholesale price (AWP) to a competitive acquisition program. On August 15, 2003, CMS proposed a new rule that would revise the methodology for determining payment for Part B covered drugs and biologicals. In the proposed rule, CMS offered four alternative approaches. According to CMS, depending upon which program is adopted, the new payment methodology could be in place as early as January 1, 2004.

Although these proposals from CMS and Congress are not final, we expect that these developments will ultimately reduce prices and margins on some of the drugs that we distribute.

     In order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, limit the number of prescriptions per person that are covered, raising Medicaid co-pays and deductibles, proposing more restrictive formularies and proposing reductions in pharmacy reimbursement rates. For example, California’s Medicaid program, MediCal, recently adopted a plan that will shift away from use of the discounted AWP, instead using Average Selling Price plus 20% for hemophilia factors. California has not yet determined exactly how it will calculate Average Selling Price. MediCal is also considering implementing a reduced price for other drugs. Any reduction in the reimbursement from MediCal as a result of this new plan could adversely impact revenues and profitability from the sale of drugs by us or by our two partnerships in California to patients covered by MediCal. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

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

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2001, 2002 and 2003 and the quarter ended September 30, 2003, we derived approximately 81%, 79%, 73% and 73% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 4%, 3%, 1% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

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

     We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and RSV. For the fiscal years ended June 30, 2001, 2002 and 2003, we derived approximately 4% of our income before income taxes from equity in the net income of unconsolidated joint ventures. We derived approximately 2% of our income before income taxes from equity in the net income of unconsolidated joint ventures during the recent quarter.

     Since April 2000, we have owned 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal years ended June 30, 2001 and 2002, 17% of our income before income taxes for the fiscal year ended June 30, 2003 and 7% of our income before income taxes in the most recent quarter.

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

     Almost all of our revenues result from the sale of drugs we deliver to our patients and a single carrier, FedEx, ships principally all of our products. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

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

     Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the tangible net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings. As of September 30, 2003, we had goodwill, net of accumulated amortization, of approximately $352.3 million, or 38% of total assets and 66% of stockholders’ equity.

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

     In addition to the securities litigation currently pending against us and our officers and directors, we may also in the future be the target of similar litigation. Additional securities litigation could result in substantial costs and divert our attention and resources.

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

For the remaining portion of our variable-rate debt, we have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but rising interest rates on this portion of our debt will also harm us. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $175,000 during a quarter. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of $175,000 for the same period.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit 10.1	Stock Option Agreement of David D. Stevens dated September 5, 2003

Exhibit 10.2	Stock Option Agreement of John R. Grow dated September 5, 2003

Exhibit 10.3	Stock Option Agreement of Joel R. Kimbrough dated September 5, 2003

Exhibit 10.4	Stock Option Agreement of Kyle J. Callahan dated September 5, 2003

Exhibit 10.5	Stock Option Agreement of Thomas W. Bell, Jr. dated September 5, 2003

Exhibit 10.6	Stock Option Agreement of Barbara H Biehner dated September 5, 2003

Exhibit 10.7	Stock Option Agreement of Steve Fitzpatrick dated September 5, 2003

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

We filed a report on Form 8-K on September 4, 2003 to furnish as an exhibit the press release reporting our financial results for the quarter ended June 30, 2003.

*	In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2003	Accredo Health, Incorporated

BY:	/s/ David D. Stevens David D. Stevens Chairman of the Board and Chief Executive Officer

/s/ Joel R. Kimbrough Joel R. Kimbrough Senior Vice President, Chief Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description of Exhibits

10.1	Stock Option Agreement of David D. Stevens dated September 5, 2003

10.2	Stock Option Agreement of John R. Grow dated September 5, 2003

10.3	Stock Option Agreement of Joel R. Kimbrough dated September 5, 2003

10.4	Stock Option Agreement of Kyle J. Callahan dated September 5, 2003

10.5	Stock Option Agreement of Thomas W. Bell, Jr. dated September 5, 2003

10.6	Stock Option Agreement of Barbara H Biehner dated September 5, 2003

10.7	Stock Option Agreement of Steve Fitzpatrick dated September 5, 2003

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.