Form 10-Q
period 2003-12-31
ACCREDO HEALTH INC
filed 2004-02-13
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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
Signature
Exhibit Index
EX-10.1 NANCY-ANN DEPARLE STOCK OPTION AGREEMENT
EX-10.2 KEVIN L. ROBERG STOCK OPTION AGREEMENT
EX-10.3 KENNETH J. MELKUS STOCK OPTION AGREEMENT
EX-10.4 KENNETH R MASTERSON STOCK OPTION AGREEMENT
EX-10.5 DICK R. GOURLEY STOCK OPTION AGREEMENT
EX-10.6 THOMAS G ROTHERHAM STOCK OPTION AGREEMENT
EX-10.7 THOMAS G ROTHERHAM STOCK OPTION AGREEMENT
EX-10.8 WILLIAM E EVANS STOCK OPTION AGREEMENT
EX-10.9 WILLIAM E EVANS STOCK OPTION AGREEMENT
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CFO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

APPLICABLE ONLY TO CORPORATE ISSUERS:

          Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT January 30, 2004
COMMON STOCK, $0.01 PAR VALUE	48,174,719

TOTAL COMMON STOCK	48,174,719

ACCREDO HEALTH, INCORPORATED
INDEX

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income (unaudited) For the three months and six months ended December 31, 2002 and 2003
Condensed Consolidated Balance Sheets June 30, 2003 and December 31, 2003 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) For the six months ended December 31, 2002 and 2003
Notes to Condensed Consolidated Financial Statements
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,

	2003	2002	2003	2002
				(as restated
				see Note 2)

Net patient revenue	$704,278	$666,304	$378,239	$358,873
Other revenue	18,937	18,923	10,540	10,038
Equity in net income of joint ventures	1,550	940	1,002	595

Total revenues	724,765	686,167	389,781	369,506
Cost of sales	568,821	546,671	309,924	295,075

Gross profit	155,944	139,496	79,857	74,431
General & administrative	68,988	63,413	34,436	32,669
Bad debts	14,428	14,242	7,254	7,688
Depreciation and amortization	6,056	4,833	3,101	2,492

Income from operations	66,472	57,008	35,066	31,582
Interest expense, net	4,401	4,810	2,125	2,365
Minority interest in consolidated subsidiary	1,053	1,003	571	519

Income before income taxes	61,018	51,195	32,370	28,698
Provision for income taxes	23,601	20,176	12,461	11,142

Net income	$37,417	$31,019	$19,909	$17,556

Cash dividends declared on common stock	$—	$—	$—	$—

Earnings per share:
Basic	$0.78	$0.66	$0.41	$0.37
Diluted	$0.77	$0.64	$0.41	$0.36
Weighted average shares outstanding:
Basic	47,921,203	47,279,578	47,994,280	47,452,947
Diluted	48,664,877	48,462,242	48,775,626	48,614,834

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	December 31,	June 30,
	2003	2003

ASSETS
Current assets:
Cash and cash equivalents	$25,863	$48,006
Patient accounts receivable, less allowance for doubtful accounts of $123,139 at December 31, 2003 and $126,541 at June 30, 2003	352,094	307,982
Due from affiliates	4,235	3,933
Other accounts receivable	16,300	21,226
Inventories	138,727	89,985
Prepaids and other current assets	4,708	4,625
Income taxes receivable	—	1,546
Deferred income taxes	23,305	24,579

Total current assets	565,232	501,882
Property and equipment, net	32,676	31,681
Other assets:
Joint venture investments	7,018	5,908
Goodwill, net	382,981	352,509
Other intangible assets, net	20,614	22,803

Total assets	$1,008,521	$914,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$222,382	$169,664
Accrued expenses	18,954	19,518
Due to affiliates	852	576
Income taxes payable	3,473	—
Current portion of long-term debt	16,931	16,250

Total current liabilities	262,592	206,008
Long-term debt	170,842	178,438
Deferred income taxes	19,251	14,810
Minority interest in consolidated joint venture	2,472	2,819
Stockholders’ equity:
Undesignated Preferred Stock, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized; 48,167,829 and 47,838,257 shares issued and outstanding at December 31, 2003 and June 30, 2003, respectively	482	478
Additional paid-in capital	428,325	425,183
Accumulated other comprehensive income (loss)	26	(68)
Retained earnings	124,531	87,115

Total stockholders’ equity	553,364	512,708

Total liabilities and stockholders’ equity	$1,008,521	$914,783

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Six Months Ended
	December 31,
	2003	2002

OPERATING ACTIVITIES:
Net income	$37,417	$31,019
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,853	6,374
Provision for losses on accounts receivable	14,428	14,242
Deferred income tax expense (benefit)	5,715	(582)
Tax benefit of exercise of stock options	1,195	4,425
Undistributed earnings of joint ventures	(1,110)	(430)
Minority interest in income of consolidated joint venture	1,053	1,003
Changes in operating assets and liabilities:
Patient receivables and other	(50,893)	(35,635)
Due from affiliates	(26)	(888)
Inventories	(47,481)	5,829
Prepaids and other current assets	(83)	582
Accounts payable and accrued expenses	52,182	6,089
Income taxes payable	5,372	(152)

Net cash provided by operating activities	25,622	31,876
INVESTING ACTIVITIES:
Purchases of property and equipment	(5,577)	(8,813)
Business acquisitions	(35,823)	(2,845)

Net cash used in investing activities	(41,400)	(11,658)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,381	—
Decrease in long-term notes payable	(8,296)	(30,937)
Issuance of common stock	1,950	4,649
Distributions to minority interest partner	(1,400)	(500)

Net cash used in financing activities	(6,365)	(26,788)

Decrease in cash and cash equivalents	(22,143)	(6,570)
Cash and cash equivalents at beginning of period	48,006	42,913

Cash and cash equivalents at end of period	$25,863	$36,343

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
December 31, 2003

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated ( the “Company” or “Accredo” ) have been included. Operating results for the three and six-month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

Certain amounts for the three and six-month periods ended December 31, 2002 have been reclassified to conform to the presentation for the three and six-month periods ended December 31, 2003.

The balance sheet at June 30, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2003.

2.	RESTATEMENT

Subsequent to the issuance of the Company’s fiscal year 2003 quarterly financial statements, the Company’s management determined that previously issued financial statements should be restated due to a change in the timing and recognition of revenue. For revenue recognition purposes, prior to April 1, 2003, the Company considered the delivery criteria to have been met when product was shipped to its patients, and the Company had no further obligation related to such product. The Company has now determined that the delivery criteria are met when the product has been delivered to the patient (which typically occurs one day after shipment), and the Company has no further obligation related to such product. The restatement (in thousands, except per share data) resulted in an increase in net patient revenue of $5,104 for the three months ended December 31, 2002 and increased previously reported net income from $17,049 to $17,556. Previously reported basic and diluted earnings per common share increased $.01 for the quarter ended December 31, 2002.

This restatement is consistent with the restatement for the three months ended September 30, 2002 that we reported in our Quarterly Report on Form 10-Q for the three months ended September 30, 2003. The restatement for the three months ended September 30, 2002 resulted in a decrease in net patient revenue of $5,104 and a decrease in previously reported net income of $507 for the period. Accordingly, there is no change in the previously reported total revenues or net income for the six-month period ended December 31, 2002.

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

Condensed Consolidated Statement of Operations Data:

	Three Months Ended December 31, 2002

	As previously
	reported	As restated

Total revenues	$364,402	$369,506
Operating income	30,391	31,582
Income before income taxes	27,877	28,698
Net income	17,049	17,556
Net income per common share:
Basic	$0.36	$0.37
Diluted	$0.35	$0.36

3.	STOCKHOLDERS’ EQUITY

          During the six months ended December 31, 2003, employees exercised stock options to acquire 289,536 shares of Accredo common stock for a weighted average exercise price of $4.15 per share.

          Employees of the Company also acquired 40,036 shares of Accredo common stock during the period pursuant to the provisions of the Company’s Employee Stock Purchase Plan at a price of approximately $18.69 per share. Shares acquired under the plan were purchased on December 31, 2003 from employee funds accumulated via payroll deductions from July through December 2003.

4.	PRO FORMA NET INCOME EFFECT OF COMPANY STOCK OPTION PLANS

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income is required by Statement of Financial Accounting Standards No. 123 (“Statement 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option-pricing model computations are as follows for the three-month and six-month periods ended December 31:

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Weighted average risk-free interest rate	2.77%	2.69%	2.79%	2.65%
Dividend yield	0%	0%	0%	0%
Volatility factor	.70	.66	.70	.66
Weighted-avg. expected life	4.0 yrs	4.0 yrs	4.0 yrs	4.0 yrs
Estimated turnover	8%	8%	8%	8%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three-month and six-month periods ended December 31 is as follows (in thousands, except share data):

	Six Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income, as reported	$37,417	$31,019	$19,909	$17,556
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all awards	(5,655)	(4,808)	(3,447)	(2,710)

Pro forma net income	$31,762	$26,211	$16,462	$14,846
Earnings per share:
Basic – as reported	$0.78	$0.66	$0.41	$0.37
Basic – pro forma	$0.66	$0.55	$0.34	$0.31
Diluted – as reported	$0.77	$0.64	$0.41	$0.36
Diluted – pro forma	$0.66	$0.55	$0.34	$0.31

5.	COMPREHENSIVE INCOME

Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows (in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,

	2003	2002	2003	2002

Reported net income	37,417	31,019	19,909	17,556
Unrealized gain (loss) on interest rate swap contracts, net of tax benefit	94	(366)	26	8

Comprehensive income	37,511	30,653	19,935	17,564

The adjustments made in computing comprehensive income are reflected as a component of stockholders’ equity under the heading “accumulated other comprehensive income (loss)”.

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

7.	ACQUISITION

On October 17, 2003, the Company acquired certain assets, including inventory and accounts receivable, of Alpha Therapeutic Services, Inc. (“ATS”) from Baxter Healthcare Corporation. ATS, located in the City of Industry, California, provides pharmaceutical care for certain chronic, long-term patient populations including those requiring IVIG and blood related disorders such as hemophilia. As a result of the acquisition, we have increased our market share in these products. The aggregate purchase price paid was $35.7 million. Total assets acquired were $4.2 million. The excess of the total purchase price over the fair value of the assets acquired was allocated as follows: $30.8 million to goodwill and $0.7 million to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The results of the ATS operations have been included in the consolidated financial statements since October 18, 2003.

8.	EARNINGS PER SHARE

The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Options to purchase approximately 2.1 million and 43,000 shares of common stock were outstanding at December 31, 2003 and December 31, 2002, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. A reconciliation of the basic and diluted weighted average shares outstanding is as follows at December 31:

	Six Months Ended December 31,		Three Months Ended December 31,

	2003	2002	2003	2002

Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	47,921,203	47,279,578	47,994,280	47,452,947
Additional shares assuming exercise of dilutive stock options	743,674	1,182,664	781,346	1,161,887

Weighted average number of common and equivalent shares used as the denominator in the diluted earnings per share calculation	48,664,877	48,462,242	48,775,626	48,614,834

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding our product mix for periods following December 31, 2003;

•	our expectations regarding our payor mix for periods following December 31, 2003;

•	our expectations regarding the scope and cost of our capital expenditures following December 31, 2003;

•	our sources and availability of funds to satisfy our working capital needs;

•	our critical accounting policies; and

•	our expectations regarding the percentage of our revenues attributable to federal and state programs.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Hemophilia, Autoimmune Disorders and Primary Immunodeficiency (PID)	34%	37%	37%	38%
Multiple Sclerosis	14%	14%	15%	15%
Pulmonary Arterial Hypertension (“PAH”)	15%	13%	16%	13%
Gaucher Disease	9%	9%	9%	10%
Growth Hormone-Related Disorders	8%	7%	8%	7%
Respiratory Syncytial Virus	11%	8%	6%	5%

We anticipate that our revenue mix for the March 2004 quarter will be similar to the revenue mix in the December 2003 quarter as a result of revenues from the seasonal drug Synagis® for the treatment of Respiratory Syncytial Virus (“RSV”). Most Synagis® sales occur from October through March of the following year. In our fiscal fourth quarter (June 2004), we anticipate that our RSV revenues will represent a much smaller percentage of our overall revenues with an offsetting increase in the percentage of our revenues from the other diseases listed above.

Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

			Six Months Ended
	Year Ended	Year Ended	December 31,
	June 30, 2002	June 30, 2003	2003

Non-governmental	79%	73%	73%
Governmental:
Medicaid	19%	20%	20%
Medicare	2%	7%	7%

The increase in Medicare reimbursement and the related decrease in non-governmental reimbursement from fiscal year 2002 to fiscal year 2003 is due to the increase in revenues from hemophilia factor and the PAH products, Flolan® and Remodulin®, as a result of the acquisition of the SPS division. We anticipate that our payor mix for the remainder of our fiscal year 2004 will be similar to the payor mix achieved in fiscal 2003 and the six months ended December 31, 2003.

ACQUISITION

On October 17, 2003, we acquired certain assets, including inventory and accounts receivable, of Alpha Therapeutic Services, Inc. (“ATS”) from Baxter Healthcare Corporation. ATS, located in the City of Industry, California, provides pharmaceutical care for certain chronic, long-term patient populations including those requiring IVIG and blood related disorders such as hemophilia. As a result of the acquisition, we have increased our market share in these products. The aggregate purchase price paid was $35.7 million. The results of the ATS operations have been included in the consolidated financial statements since October 18, 2003.

STRATEGIC ALLIANCE

On February 9, 2004, we signed an agreement with Medco Health Solutions, Inc. to become the preferred retail and home delivery pharmacy provider to Medco Health members for our specialty product lines that we currently dispense to treat patients with long tern, chronic diseases. The Agreement includes our twenty product lines. We have historically provided our drugs to some Medco Health members, however we expect an increase in the number of prescriptions for Medco Health members resulting from the Agreement.

RESULTS OF OPERATIONS

As discussed in Note 2 to the condensed consolidated financial statements included under Item 1, we have restated our condensed consolidated financial statements for the three months ended December 31, 2002. The following management’s discussion and analysis gives effect to the restatement.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Total Revenues. Total revenues increased 5% from $369.5 million to $389.8 million from the three months ended December 31, 2002 to the three months ended December 31, 2003. Net patient revenue increased 5% from $358.9 million to $378.2 million from the three months ended December 31, 2002 to the three months ended December 31, 2003. During fiscal 2003, we began distributing certain wholesale products on a consignment basis for the manufacturer, and we sold our infertility business eliminating revenues from the sale of these products from our business. Revenues from these products amounted to approximately $24.5 million for the three months ended December 2002. Excluding the $24.5 million from the three months ended December 31, 2002 results, our revenues increased 13% from the December 2002 quarter to the December 2003 quarter. The increase is primarily due to volume growth in our products for the treatments of RSV, growth hormone disorders, PAH and Gaucher disease as a result of the addition of new patients and additional sales of product to existing patients. We also benefited from the addition of new and expanded contracts with managed care organizations.

Cost of Sales. Cost of services increased 5% from $295.1 million to $309.9 million from the three months ended December 31, 2002 to the three months ended December 31, 2003, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of services decreased from 79.9% to 79.5% from the three months ended December 31, 2002 to the three months ended December 31, 2003, resulting in gross margins of 20.1% and 20.5% for the three months ended December 31, 2002 and 2003, respectively. Gross margins for the individual products have remained relatively stable. However, a change in product mix resulted in an increase in the composite gross margin in the three months ended December 31, 2003. The primary change in product mix was an increase in the percentage of total revenues from products for the treatment of pulmonary arterial hypertension.

General and Administrative. General and administrative expense increased from $32.7 million to $34.4 million, or 5%, from the three months ended December 31, 2002 to the three months ended December 31, 2003. As a percentage of revenues, general and administrative expense was 8.8% in both periods.

Bad Debts. Bad debts decreased from $7.7 million to $7.3 million from the three months ended December 31, 2002 to the three months ended December 31, 2003. As a percentage of revenues, bad debt expense decreased from 2.1% to 1.9% from the three months ended December 31, 2002 to the three months ended December 31, 2003, primarily due to the increase in the percentage of revenues from the sale of Synagis® for RSV, which has a lower bad debt percentage than many of the other products we distribute.

Depreciation and Amortization. Depreciation expense increased from $1.4 million to $1.9 million from the three months ended December 31, 2002 to the three months ended December 31, 2003, as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware and enhancements to our fully integrated pharmacy and reimbursement software system. Amortization expense increased from $1.1 million to $1.2 million from the three months ended December 31, 2002 to the three months ended December 31, 2003 due to additional amortization related to the purchase of the ATS assets.

Interest Expense, Net. Interest expense, net decreased from $2.4 million to $2.1 million from the three months ended December 31, 2002 to the three months ended December 31, 2003 due to decreases in the amount of debt outstanding and the interest rates.

Provision for Income Taxes. Our effective tax rate decreased from 38.8% to 38.5% from the three months ended December 31, 2002 to the three months ended December 31, 2003. The decrease in the effective tax rate for the period is primarily due to a larger percentage of our profits being derived from subsidiaries that are not taxable in certain states. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Total Revenues. Total revenues increased 6% from $686.2 million to $724.8 million from the six months ended December 31, 2002 to the six months ended December 31, 2003. Net patient revenue increased 6% from $666.3 million to $704.3 million from the six months ended December 31, 2002 to the six months ended December 31, 2003. During fiscal 2003, we began distributing certain wholesale products on a consignment basis for the manufacturer, and we sold our infertility business eliminating revenues from the sale of these products from our business. Revenues from these products amounted to approximately $40.9 million for the six months ended December 31, 2002. Excluding the $40.9 million from the six months ended December 31, 2002 results, our revenues increased 12% from the December 2002 period to the December 2003 period. The increase is primarily due to volume growth in our products for the treatments of RSV, growth hormone disorders, PAH, hemophilia, autoimmune disorders and Gaucher disease as a result of the addition of new patients and additional sales of product to existing patients. In addition, we experienced growth in revenues from Avonex® due to product pricing increases. We also benefited from the addition of new and expanded contracts with managed care organizations.

Cost of Sales. Cost of services increased 4% from $546.7 million to $568.8 million from the six months ended December 31, 2002 to the six months ended December 31, 2003, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of services decreased from 79.7% to 78.5% from the six months ended December 31, 2002 to the six months ended December 31, 2003, resulting in gross margins of 20.3% and 21.5% for the six months ended December 31, 2002 and 2003, respectively. Gross margins for the individual products have remained relatively stable. However, a change in product mix and lower acquisition costs on some of the products we distribute resulted in an increase in the composite gross margin in the six months ended December 31, 2003. The primary change in product mix was an increase in the percentage of total revenues from products for the treatment of pulmonary arterial hypertension.

General and Administrative. General and administrative expense increased from $63.4 million to $69.0 million, or 9%, from the six months ended December 31, 2002 to the six months ended December 31, 2003. As a percentage of revenues, general and administrative expense increased from 9.2% to 9.5% from the six months ended December 31, 2002 to the six months ended December 31, 2003. The increase is primarily due to the increase in audit fees as a result of the change to Deloitte & Touche LLP for the fiscal 2003 audit and increased salaries and benefits associated with the expansion of our staff to support the revenue growth.

Bad Debts. Bad debts increased from $14.2 million to $14.4 million from the six months ended December 31, 2002 to the six months ended December 31, 2003. As a percentage of revenues, bad debt expense decreased from 2.1% to 2.0% from the six months ended December 31, 2002 to the six months ended December 31, 2003, primarily due to the increase in the percentage of revenues from the sale of Synagis® for RSV, which has a lower bad debt percentage than many of the other products we distribute.

Depreciation and Amortization. Depreciation expense increased from $2.5 million to $3.8 million from the six months ended December 31, 2002 to the six months ended December 31, 2003, as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware and enhancements to our fully integrated pharmacy and reimbursement software system. Amortization expense was $2.3 million in both the six months ended December 31, 2002 and December 31, 2003.

Interest Expense, Net. Interest expense, net decreased from $4.8 million to $4.4 million from the six months ended December 31, 2002 to the six months ended December 31, 2003 due to decreases in the amount of debt outstanding and the interest rates.

Provision for Income Taxes. Our effective tax rate decreased from 39.4% to 38.7% from the six months ended December 31, 2002 to the six months ended December 31, 2003. The decrease in the effective tax rate for the period is primarily due to a larger percentage of our profits being derived from subsidiaries that are not taxable in certain states. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2003, working capital was $302.6 million, cash and cash equivalents were $25.9 million and the current ratio was 2.2 to 1.0.

Net cash provided by operating activities was $25.6 million for the six months ended December 31, 2003. During the six months ended December 31, 2003, accounts receivable increased $36.5 million, inventories increased $47.5 million and accounts payable, accrued expenses and income taxes payable increased $57.6 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $41.4 million for the six months ended December 31, 2003. Cash used in investing activities consisted primarily of $35.7 million for the purchase of the ATS assets and $5.6 million for purchases of property and equipment.

Net cash used in financing activities was $6.4 million for the six months ended December 31, 2003, which consisted of $8.3 million in debt repayments, $1.4 million of distributions to our minority interest partner less $2.0 million from the net proceeds of stock option exercises and $1.3 million from the proceeds of long-term borrowings.

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

During 2002, we amended our $60 million revolving credit facility with Bank of America, N.A. and other participating banks (collectively the “Lenders”) to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment due June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Tranche B Term Loan) due in periodic principal payments through March 2009. The amount available to borrow under this credit facility is based upon certain ratios calculated as of the end of each quarter. Based upon the asset coverage ratio as of December 31, 2003, the total amount available to borrow is approximately $312 million. As of December 31, 2003, the total amount outstanding under the credit facility was $186.6 million, which included $63.8 million under the Tranche A Term Loan and $122.8 million under the Tranche B Term Loan.

Amounts outstanding under the credit agreement bear interest at varying rates based upon the London Inter-bank Offered Rate (“LIBOR”) or the prime rate of interest (as selected by us), plus a variable margin rate based upon our leverage ratio as defined by the credit agreement. Our obligations under the credit agreement are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest. The Lenders’ security interest in a portion of our inventory is subordinate to the liens on that inventory under the terms of a security agreement between one of our vendors and us. The same vendor has a security interest in certain accounts receivable, which is subordinate to the rights of the Lenders.

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

On November 18, 2003, we amended our credit agreement lowering the margin on the Tranche B Term Loan to 2.25% for LIBOR based loans and ..75% for prime rate based loans effectively reducing the margin by 50 basis points through May 2004 and 25 basis points for the remaining term of the loan. We paid Bank of America, N.A. $175,000 in administrative fees to obtain the amendment.

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

     Approximately 34% of our revenue in the quarter was derived from the sale of IVIG and hemophilia product. The majority of our IVIG and hemophilia product was purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen, Genzyme, GlaxoSmithKline and MedImmune. Our revenue derived from these relationships represented approximately 42% of our revenue for the quarter.

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

     We primarily sell 20 product lines. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets account for approximately 91% of our revenues, with the drugs for hemophilia, autoimmune disorders and PID constituting approximately 34% of our revenue for the quarter:

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

     The specialty pharmacy industry is highly competitive and is continuing to become more competitive. Most of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

•	other specialty pharmacy distributors;

•	specialty pharmacy divisions of wholesale drug distributors;

•	pharmacy benefit management companies (“PBM”);

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users;

•	comprehensive hemophilia treatment centers; and

•	other alternative site health care providers.

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

     On September 2, 2003, Caremark Rx, Inc. announced that it had signed a definitive Merger Agreement with AdvancePCS. The two companies combined will form the nation’s second largest pharmacy benefit manager, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. Express Scripts, Inc. which provides PBM services to over 50 million members acquired Curascripts on January 30, 2004. All of these firms are our competitors. We expect that there will be further consolidation among specialty pharmacy providers. As pharmacy benefits managers acquire specialty pharmacy capability, it is likely that they will attempt to cancel their relationships with entities that compete with the PBM specialty pharmacy operations, and to cause the PBM patients to obtain their drugs from the PBM’s specialty pharmacy.

Our business could be harmed by changes in Medicare or Medicaid.

     Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, recently enacted into law, provides for Medicare rate reductions that were effective January 1, 2004. Hemophilia products were excluded from the rate change of AWP less 5% to AWP less 15%. It is not clear as to the impact of the Act, if any, on hemophilia product reimbursement in fiscal 2005 and 2006. Regulations implementing the Act have not been finalized at this time. We expect that these developments could ultimately reduce prices and margins on some of the drugs that we distribute.

     In order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, limit the number of prescriptions per person that are covered, raising Medicaid co-pays and deductibles, proposing more restrictive formularies and proposing reductions in pharmacy reimbursement rates. For example, California’s Medicaid program, MediCal, recently adopted a plan that will shift away from use of the discounted AWP, instead using Average

Selling Price plus 20% for hemophilia products. California has not yet determined exactly how it will calculate Average Selling Price. The State of California adopted a 5% reimbursement rate reduction paid to providers of the state’s MediCal program, which was scheduled to take effect on January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining the State from implementing this reduction. The length of the injunction and the ultimate outcome of this litigation are uncertain at this time. Any reduction in the reimbursement from MediCal could adversely impact revenues and profitability from the sale of drugs by us or by our two partnerships in California to patients covered by MediCal. Any reductions in amounts reimbursable by government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Changes in average wholesale prices could reduce our pricing and margins.

     Many government payors, including Medicare and Medicaid, pay us directly or indirectly at a percentage off the drug’s AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by several private companies, including First DataBank, Inc. In February 2000, First DataBank published a Market Price Survey of 437 drugs, which was significantly lower than the historic AWP for a number of the hemophilia products and IVIG products that we sell. A number of state Medicaid agencies have revised their payment methodology as a result of the Market Price Survey.

     The recently enacted Medicare Prescription Drug, Improvement and Modernization Act of 2003, changes the way the federal government pays for certain Part B drugs. Regulations implementing the Act have not been finalized at this time. We expect that these developments could ultimately reduce prices and margins on some of the drugs that we distribute.

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

     We cannot predict the eventual results of these law changes, government proposals, investigations, lawsuits or the changes made by First DataBank. If government payors or private payors revise their pricing based on new methods of calculating the AWP for drugs we handle or implement reimbursement methodology based on some value other than AWP, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

Our business will suffer if we lose relationships with payors.

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2001, 2002 and 2003 and the six months ended December 31, 2003, we derived approximately 81%, 79%, 73% and 73% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 4%, 3%, 1% and 2%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

     Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectable medications. We received approximately 7% of our total revenues from Aetna in the fiscal year ended June 30, 2003. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. The loss of a payor relationship, for example, our relationship with Aetna, Inc. and affiliates (which is terminable on 90 days notice), or an adverse change in the financial condition of a payor like Aetna, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

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

     We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and RSV. For the fiscal years ended June 30, 2001, 2002 and 2003, we derived approximately 4% of our income before income taxes from equity in the net income of unconsolidated joint ventures. We derived approximately 3% of our income before income taxes from equity in the net income of unconsolidated joint ventures during the recent quarter.

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

     The federal pricing program of the Public Health Service, commonly known as PHS, allows hospitals and hemophilia treatment centers to obtain discounts on hemophilia products. While we are able to access PHS pricing through our contracts to provide contract pharmacy services to hemophilia treatment centers, we are not eligible to participate directly in these programs. Increased competition from hospitals and hemophilia treatment centers that have such favorable pricing may reduce our profit margins.

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

     We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws. We also face exposure if any seller of an entity, which we acquire, is not able to fulfill its indemnification obligations under the terms of the purchase agreement. We may suffer impairment of assets or have to bear a liability for which we are entitled to indemnification but are unable to collect.

Fluctuations in our quarterly financial results may cause our stock price to decline.

     Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

•	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from recent state and federal legislation and revisions in the method of establishing AWP;

•	below-expected sales or delayed launch of a new drug;

•	price and term adjustments with our drug suppliers;

•	increases in our operating expenses in anticipation of the launch of a new drug;

•	product shortages;

•	inaccuracies in our estimates of the costs of ongoing programs; the timing and integration of our acquisitions;

•	changes in our estimates used to prepare our financial statements;

•	effectiveness of our sales force;

•	changes in governmental regulations;

•	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;

•	our provision of drugs to treat seasonal illnesses, such as RSV;

•	physician prescribing patterns;

•	general political and economic conditions;

•	interest rate fluctuations; and

•	adverse experience in collection of accounts receivable.

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

     The biopharmaceutical industry is susceptible to product shortages such as the shortage in products for treatment of Hereditary Emphysema. Some of the products that we distribute, such as some of our hemophilia products, IVIG and some other blood-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability has been constrained from time to time. There was also an industry wide recombinant factor VIII product shortage that existed for some time, as a result of the manufacturers being unable to increase production to meet rising global demand. Supply of this drug has only recently returned to normal levels. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time, our business could be harmed.

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

     Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the tangible net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings. As of December 31, 2003, we had goodwill, net of accumulated amortization, of approximately $383 million, or 38% of total assets and 69% of stockholders’ equity.

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

     The health care laws and regulations that especially apply to our activities include:

•	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act (“HIPAA”) created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. The finding of a violation could have a material adverse effect on our business.

•	The Department of Health and Human Services (“DHHS”) has issued regulations implementing the Administrative Simplification provisions of HIPAA concerning the maintenance of privacy and security of individually identifiable health information. These new regulations require the development and implementation of measures to maintain the privacy and security of health information and require that certain health claims transactions be conducted in accordance with uniform standards. These regulations govern health care providers, health plans and health clearinghouses. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

•	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” A violation of the Stark Law is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

•	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

•	Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients. Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti- kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures.

•	The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

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

     Our certificate of incorporation, our bylaws and Delaware law contain provisions that could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders. In addition, our Board of Directors has adopted a Stockholder Protection Rights Plan, sometimes referred to as a poison pill, which would substantially dilute the interest sought by an acquirer.

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

For the remaining portion of our variable-rate debt, we have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but rising interest rates on this portion of our debt will also harm us. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $170,000 during a quarter. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of approximately $170,000 for the same period.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)     The Company held its annual meeting of stockholders on November 25, 2003 at its offices in Memphis, TN. Stockholders holding 93.4% of the issued and outstanding shares of the Company’s Common Stock were either present in person or were represented by proxy.

(c)     The following matters were voted upon at the meeting:

1.	Proposal to elect Dick R. Gourley and Thomas G. Rotherham to serve as Class II directors to serve until the 2006 annual meeting of stockholders and until their successors are elected and qualified; and to elect William E. Evans to serve as a Class III director to serve until the 2004 annual meeting of stockholders and until his successor is elected and qualified. The votes cast for each director were as follows:

Mr. Gourley Mr. Rotherham Mr. Evans	Voted For: 41,550,332 Voted For: 41,398,208 Voted For: 41,550,332	Voted Against: 3,210,298 Voted Against: 3,367,422 Voted Against: 3,210,298	Abstentions: 0 Abstentions: 0 Abstentions: 0

2.	Proposal to ratify the selection of Deloitte & Touche LLP as independent public accountants to audit the Company’s financial statements for the fiscal year ended June 30, 2004.

Voted For: 44,549,824	Voted Against: 205,538	Abstentions: 5,268

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits

Exhibit 10.1	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 25, 2003

Exhibit 10.2	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 25, 2003

Exhibit 10.3	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 25, 2003

Exhibit 10.4	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 25, 2003

Exhibit 10.5	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 25, 2003

Exhibit 10.6	Non-Qualified Stock Option Agreement of Thomas G. Rotherham dated November 25, 2003

Exhibit 10.7	Non-Qualified Stock Option Agreement of Thomas G. Rotherham dated November 25, 2003

Exhibit 10.8	Non-Qualified Stock Option Agreement of William E. Evans dated November 25, 2003

Exhibit 10.9	Non-Qualified Stock Option Agreement of William E. Evans dated November 25, 2003

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b)	Reports on Form 8-K

We filed a report on Form 8-K on November 3, 2003 to furnish as an exhibit, the press release reporting our financial results for the quarter ended September 30, 2003.

Signature

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 13, 2004	Accredo Health, Incorporated
/s/ David D. Stevens

David D. Stevens
Chairman of the Board and
Chief Executive Officer

/s/ Joel R. Kimbrough

Joel R. Kimbrough
Senior Vice President, Chief
Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description of Exhibits

10.1	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 25, 2003

10.2	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 25, 2003

10.3	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 25, 2003

10.4	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 25, 2003

10.5	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 25, 2003

10.6	Non-Qualified Stock Option Agreement of Thomas G. Rotherham dated November 25, 2003

10.7	Non-Qualified Stock Option Agreement of Thomas G. Rotherham dated November 25, 2003

10.8	Non-Qualified Stock Option Agreement of William E. Evans dated November 25, 2003

10.9	Non-Qualified Stock Option Agreement of William E. Evans dated November 25, 2003

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.