Form 10-Q
period 2004-03-31
ACCREDO HEALTH INC
filed 2004-05-10
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 30, 2004
COMMON STOCK, $0.01 PAR VALUE	48,481,013

TOTAL COMMON STOCK	48,481,013

ACCREDO HEALTH, INCORPORATED
INDEX

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Income (Loss) (unaudited) For the three months and nine months ended March 31, 2003 (as restated) and 2004
Condensed Consolidated Balance Sheets June 30, 2003 and March 31, 2004 (unaudited)
Condensed Consolidated Statements of Cash Flows (unaudited) For the nine months ended March 31, 2003 (as restated) and 2004
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
Part II — OTHER INFORMATION
Item 6.Exhibits and Reports on Form 8-K
Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
		(as restated		(as restated
		see Note 2)		see Note 2)
Net patient revenue	$1,103,197	$1,015,676	$398,919	$349,372
Other revenue	28,604	27,259	9,667	8,336
Equity in net income of joint ventures	2,272	1,345	722	405

Total revenues	1,134,073	1,044,280	409,308	358,113
Cost of sales	894,338	830,202	325,517	283,531

Gross profit	239,735	214,078	83,791	74,582
General & administrative	103,166	97,174	34,178	33,761
Bad debts (note 2)	23,731	80,345	9,303	66,103
Depreciation and amortization	9,333	7,548	3,277	2,715

Income (loss) from operations	103,505	29,011	37,033	(27,997)
Interest expense, net	6,365	7,194	1,964	2,384
Minority interest in consolidated subsidiary	1,741	1,473	688	470

Income (loss) before income taxes	95,399	20,344	34,381	(30,851)
Provision for income tax expense (benefit)	36,855	8,048	13,254	(12,128)

Net income (loss)	$58,544	$12,296	$21,127	$(18,723)

Cash dividends declared on common stock	$—	$—	$—	$—

Earnings (loss) per share:
Basic	$1.22	$0.26	$0.44	$(0.39)
Diluted	$1.20	$0.25	$0.43	$(0.39)
Weighted average shares outstanding:
Basic	48,050,099	47,419,325	48,307,891	47,698,820
Diluted	48,869,037	48,488,663	49,277,358	48,541,507

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	March 31,	June 30,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$44,635	$48,006
Patient accounts receivable, less allowance for doubtful accounts of $106,594 at March 31, 2004 and $126,541 at June 30, 2003	354,420	307,982
Due from affiliates	5,226	3,933
Other accounts receivable	18,654	21,226
Inventories	139,536	89,985
Prepaids and other current assets	3,717	4,625
Income taxes receivable	2,236	1,546
Deferred income taxes	16,697	24,579

Total current assets	585,121	501,882
Property and equipment, net	34,759	31,681
Other assets:
Joint venture investments	7,765	5,908
Goodwill, net	382,804	352,509
Other intangible assets, net	19,039	22,803

Total assets	$1,029,488	$914,783

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220,803	$169,664
Accrued expenses	20,951	19,518
Due to affiliates	801	576
Current portion of long-term debt	16,938	16,250

Total current liabilities	259,493	206,008
Long-term debt	166,605	178,438
Deferred income taxes	21,022	14,810
Minority interest in consolidated joint venture	3,160	2,819
Stockholders’ equity:
Undesignated Preferred Stock, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized; 48,479,753 and 47,838,257 shares issued and outstanding at March 31, 2004 and June 30, 2003, respectively	485	478
Additional paid-in capital	433,074	425,183
Accumulated other comprehensive loss	(10)	(68)
Retained earnings	145,659	87,115

Total stockholders’ equity	579,208	512,708

Total liabilities and stockholders’ equity	$1,029,488	$914,783

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Nine Months Ended March 31,
	2004	2003
		(as restated)
OPERATING ACTIVITIES:
Net income	$58,544	$12,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,018	9,941
Provision for losses on accounts receivable	23,731	80,345
Deferred income tax benefit	14,094	(1,075)
Tax benefit of disqualifying disposition of stock options	1,808	4,430
Undistributed earnings of joint ventures	(1,857)	(696)
Minority interest in income of consolidated joint venture	1,741	1,473
Changes in operating assets and liabilities:
Patient receivables and other	(64,876)	(51,676)
Due from affiliates	(1,068)	(517)
Inventories	(48,290)	7,381
Prepaids and other current assets	908	1,170
Accounts payable and accrued expenses	52,613	3,418
Income taxes payable	(160)	(18,536)

Net cash provided by operating activities	49,206	47,954
INVESTING ACTIVITIES:
Purchases of property and equipment	(10,260)	(12,662)
Business acquisitions and joint venture investments	(35,862)	(21,275)

Net cash used in investing activities	(46,122)	(33,937)
FINANCING ACTIVITIES:
Proceeds from issuance of long-term debt	1,381	—
Decrease in long-term debt	(12,525)	(31,250)
Issuance of common stock	6,089	6,882
Distributions to minority interest partner	(1,400)	(500)

Net cash used in financing activities	(6,455)	(24,868)

Decrease in cash and cash equivalents	(3,371)	(10,851)
Cash and cash equivalents at beginning of period	48,006	42,913

Cash and cash equivalents at end of period	$44,635	$32,062

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2004

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the “Company” or “Accredo”) have been included. Operating results for the three and nine-month periods ended March 31, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004.

Certain amounts for the three and nine-month periods ended March 31, 2003 have been reclassified to conform to the presentation for the three and nine-month periods ended March 31, 2004. These reclassifications had no effect on net income or total revenues.

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

Subsequent to the issuance of the Company’s fiscal year 2003 quarterly financial statements, the Company’s management determined that previously issued interim financial statements should be restated due to a change in the timing and recognition of revenue. For revenue recognition purposes, prior to April 1, 2003, the Company considered the delivery criteria to have been met when product was shipped to its patients, and the Company had no further obligation related to such product. The Company has now determined that the delivery criteria are met when the product has been delivered to the patient (which typically occurs one day after shipment), and the Company has no further obligation related to such product. The restatement (in thousands, except per share data) resulted in a decrease in net patient revenue of $8,456 for the three months and nine months ended March 31, 2003. The previously reported net loss for the three months ended March 31, 2003 increased from $17,769 to $18,723 and the previously reported net income for the nine months ended March 31, 2003 decreased from $13,250 to $12,296. The previously reported basic and diluted loss per common share was increased by $.02 for the three months ended March 31, 2003 and the previously reported basic and diluted earnings per common share was decreased by $.02 for the nine months ended March 31, 2003.

A summary of the significant effects of the restatement is as follows (in thousands, except per share data):

     Condensed Consolidated Statement of Operations Data:

	Nine Months Ended March 31, 2003		Three Months Ended March 31, 2003
	As previously		As previously
	reported	As restated	reported	As restated
Total revenues	$1,052,736	$1,044,280	$366,569	$358,113
Operating income (loss)	29,481	29,011	(26,787)	(27,997)
Income (loss) before income tax	21,887	20,344	(29,308)	(30,851)
Net income (loss)	13,250	12,296	(17,769)	(18,723)
Net income (loss) per common share:
Basic	$0.28	$0.26	$(0.37)	$(0.39)
Diluted	$0.27	$0.25	$(0.37)	$(0.39)

3.	STOCKHOLDERS’ EQUITY

     During the quarter and nine months ended March 31, 2004, employees and directors exercised stock options to acquire 311,924 and 601,460 shares of Accredo common stock, respectively. The weighted average option exercise price was $13.27 per share for the quarter and $8.88 per share for the nine-month period.

4.	PRO FORMA NET INCOME EFFECT OF COMPANY STOCK OPTION PLANS

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income is required by Statement of Financial Accounting Standards No. 123 (“Statement 123”) and has been determined as if the Company had accounted for its employee stock options under the fair value method of Statement 123. Significant assumptions used by the Company in the Black-Scholes option-pricing model computations are as follows for the three-month and nine-month periods ended March 31:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Weighted average risk-free interest rate	2.77%	2.70%	2.75%	2.70%
Dividend yield	0%	0%	0%	0%
Volatility factor	.70	.64	.70	.64
Weighted-avg. expected life	4.0 yrs	4.0 yrs	4.0 yrs	4.0 yrs
Estimated turnover	8%	8%	8%	8%

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three-month and nine-month periods ended March 31 is as follows (in thousands, except share data):

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Net income (loss), as reported	$58,544	$12,296	$21,127	$(18,723)
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all awards	(8,718)	(7,561)	(3,063)	(3,013)

Pro forma net income (loss)	$49,826	$4,735	$18,064	$(21,736)
Earnings (loss) per share:
Basic — as reported	$1.22	$0.26	$0.44	$(0.39)
Basic — pro forma	$1.04	$0.10	$0.37	$(0.46)
Diluted — as reported	$1.20	$0.25	$0.43	$(0.39)
Diluted — pro forma	$1.04	$0.10	$0.37	$(0.46)

5.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income (loss) for all periods presented is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Reported net income (loss)	$58,544	$12,296	$21,127	$(18,723)
Unrealized gain (loss) on interest rate swap contracts, net of tax benefit	58	(240)	(36)	126

Comprehensive income (loss)	$58,602	$12,056	$21,091	$(18,597)

The adjustments made in computing comprehensive income (loss) are reflected as a component of stockholders’ equity under the heading “accumulated other comprehensive loss”.

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

The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Options to purchase approximately 26,000 and 2.5 million shares of common stock were outstanding at March 31, 2004 and March 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. A reconciliation of the basic and diluted weighted average shares outstanding is as follows at March 31:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2004	2003	2004	2003
Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	48,050,099	47,419,325	48,307,891	47,698,820
Additional shares assuming exercise of dilutive stock options	818,938	1,069,338	969,467	842,687

Weighted average number of common and equivalent shares used as the denominator in the diluted earnings per share calculation	48,869,037	48,488,663	49,277,358	48,541,507

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

     Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding our product mix for periods following March 31, 2004;

•	our expectations regarding our payor mix for periods following March 31, 2004;

•	our expectations regarding the transfer of patients pursuant to our strategic alliance with Medco Health Solutions, Inc. following March 31, 2004;

•	our expectations regarding the scope and cost of our capital expenditures following March 31, 2004;

•	our sources and availability of funds to satisfy our working capital needs;

•	our critical accounting policies; and

•	our expectations regarding the percentage of our revenues attributable to federal and state programs.

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

	Three Months		Nine Months
	Ended March 31,		Ended March 31,
	2004	2003	2004	2003
Hemophilia, Autoimmune Disorders and PID	33%	35%	35%	37%
Multiple Sclerosis	13%	13%	14%	15%
Pulmonary Arterial Hypertension (“PAH”)	15%	13%	16%	13%
Gaucher Disease	7%	9%	9%	10%
Growth Hormone-Related Disorders	7%	6%	8%	7%
Respiratory Syncytial Virus (“RSV”)	14%	11%	9%	6%

In the June 2004 quarter, we anticipate that revenues for the treatment of RSV will represent a much smaller percentage of our overall revenues with an offsetting increase in the percentage of our revenues from the other diseases listed above. Synagis®, for the treatment of RSV, is primarily dispensed in the December and March quarters.

Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and from non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Nine Months Ended
	June 30, 2002	June 30, 2003	March 31, 2004
Non-governmental	79%	73%	72%
Governmental:
Medicaid	19%	20%	21%
Medicare	2%	7%	7%

The increase in Medicare reimbursement and the related decrease in non-governmental reimbursement from fiscal year 2002 to fiscal year 2003 is due to the increase in revenues from hemophilia factor and the PAH products, Flolan® and Remodulin®, as a result of the acquisition of the SPS division. These are the only products we distributed in fiscal years 2002 and 2003 for which we are reimbursed directly by Medicare. We anticipate that our payor mix for the remainder of our fiscal year 2004 will be similar to the payor mix achieved in fiscal 2003 and the nine months ended March 31, 2004.

STRATEGIC ALLIANCE

On February 9, 2004, we signed a long-term agreement with Medco Health Solutions, Inc. (“Medco”) to become the preferred retail and home delivery pharmacy provider to Medco members for our specialty product lines that we currently dispense to treat patients with long-term, chronic diseases. The agreement includes drugs to treat hemophilia, pulmonary arterial hypertension, RSV, multiple sclerosis, growth hormone deficiency and Gaucher’s disease. We have historically provided our drugs to some Medco members, however, we expect an increase in the number of prescriptions for Medco members resulting from the agreement.

ACQUISITION

On October 17, 2003, we acquired certain assets, including inventory and accounts receivable, of Alpha Therapeutic Services, Inc. (“ATS”) from Baxter Healthcare Corporation. ATS provides pharmaceutical care for certain chronic, long-term patient populations including those requiring IVIG and blood related disorders such as hemophilia. As a result of the acquisition, we have increased our market share in these products. The aggregate purchase price paid was $35.7 million. The results of the ATS operations have been included in the consolidated financial statements since October 18, 2003. During the March 2004 quarter, we completed the transition of the ATS patients into our existing IVIG and hemophilia operations eliminating the facility and related costs previously associated with ATS.

RESULTS OF OPERATIONS

As discussed in Note 2 to the condensed consolidated financial statements included under Item 1, we have restated our condensed consolidated financial statements for the three and nine-month periods ended March 31, 2003. The following management’s discussion and analysis gives effect to the restatement.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Revenues. Total revenues increased 14% from $358.1 million to $409.3 million from the three months ended March 31, 2003 to the three months ended March 31, 2004. Net patient revenue increased 14% from $349.4 million to $398.9 million from the three months ended March 31, 2003 to the three months ended March 31, 2004. During fiscal 2003, we began distributing certain wholesale products on a consignment basis for the manufacturer and sold our infertility business thus eliminating revenues from the sale of these products from our business. Revenues from these products amounted to approximately $23.0 million for the three months ended March 2003. Excluding the $23.0 million from the three months ended March 31, 2003 results, our revenues increased 22% from the March 2003 quarter to the March 2004 quarter. The increase is primarily due to volume growth in our products for the treatments of RSV, PAH, growth hormone disorders, hemophilia, autoimmune disorders and PID as a result of the addition of new patients and additional sales of product to existing patients. While we benefited from prior payor agreements with Medco in the March quarter, we did not experience a transfer of new patients pursuant to the new strategic alliance discussed above. However, we do expect the transfer of patients to begin by the end of our fourth quarter. We also benefited from the addition of new and expanded contracts with managed care organizations.

Cost of Sales. Cost of sales increased 15% from $283.5 million to $325.5 million from the three months ended March 31, 2003 to the three months ended March 31, 2004, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales increased from 79.2% to 79.5% from the three months ended March 31, 2003 to the three months ended March 31, 2004, resulting in gross margins of 20.8% and 20.5% for the three months ended March 31, 2003 and 2004, respectively. Gross margins for the individual products have remained relatively stable. However, a change in product mix resulted in a decrease in the composite gross margin in the three months ended March 31, 2004. The primary change in product mix was an increase in the percentage of total revenues of Synagis® for the treatment of RSV from 11% in the three months ended March 31, 2003 to 14% in the three months ended March 31, 2004. Synagis® has a lower gross margin than the composite gross margin.

General and Administrative. General and administrative expense increased from $33.8 million to $34.2 million, or 1%, from the three months ended March 31, 2003 to the three months ended March 31, 2004. As a percentage of revenues, general and administrative expense decreased from 9.4% to 8.4% from the three months ended March 31, 2003 to the three months ended March 31, 2004. Although there has been a slight increase in general and administrative expense, the expense as a percentage of revenues has decreased one percent due to the 14% increase in total revenues from the three months ended March 31, 2003 to the three months ended March 31, 2004, which has resulted in a leveraging of some of our general and administrative expenses.

Bad Debts. Bad debts decreased from $66.1 million to $9.3 million from the three months ended March 31, 2003 to the three months ended March 31, 2004. As a percentage of revenues, bad debt expense was 2.3% for the three months ended March 31, 2004, which is in line with our historical trends. During the March 2003 quarter, we analyzed historical collection rates and other data used in estimating the allowance for doubtful accounts. Our calculations indicated that the accounts receivable reserve needed to be increased. As a result of the new information obtained through the analysis, we recorded a charge to bad debt expense and increased the allowance for doubtful accounts resulting in total bad debt expense of $66.1 million for the three months ended March 31, 2003.

Depreciation and Amortization. Depreciation expense increased from $1.6 million to $2.1 million from the three months ended March 31, 2003 to the three months ended March 31, 2004, as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware and enhancements to our fully integrated pharmacy and reimbursement software system. Amortization expense increased from $1.1 million to $1.2 million from the three months ended March 31, 2003 to the three months ended March 31, 2004 due to additional amortization related to the purchase of the ATS assets.

Interest Income/Expense, Net. Interest expense, net decreased from $2.4 million to $2.0 million from the three months ended March 31, 2003 to the three months ended March 31, 2004 due to a decrease in the amount of debt outstanding and lower interest rates.

Income Tax Expense. Our effective tax rate decreased from 39.3% to 38.6% from the three months ended March 31, 2003 to the three months ended March 31, 2004. The decrease in the effective tax rate for the period is primarily due to a larger percentage of our profits being derived from locations that are not taxable in certain states. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

Nine Months Ended March 31, 2004 Compared to Nine Months Ended March 31, 2003

Revenues. Total revenues increased 9% from $1.044 billion to $1.134 billion from the nine months ended March 31, 2003 to the nine months ended March 31, 2004. Net patient revenue increased 9% from $1.016 billion to $1.103 billion from the nine months ended March 31, 2003 to the nine months ended March 31, 2004. During fiscal 2003, we began distributing certain wholesale products on a consignment basis for the manufacturer and sold our infertility business thus eliminating revenues from the sale of these products from our business. Revenues from these products amounted to approximately $63.9 million for the nine months ended March 31, 2003. Excluding the $63.9 million from the nine months ended March 31, 2003 results, our revenues increased 16% from the March 2003 period to the March 2004 period. The increase is primarily due to volume growth in our products for the treatments of PAH, RSV, growth hormone disorders, hemophilia, autoimmune disorders and PID as a result of the addition of new patients and additional sales of product to existing patients. In addition, we experienced growth in revenues from Avonex® due to product pricing increases. We also benefited from the addition of new and expanded contracts with managed care organizations.

Cost of Sales. Cost of sales increased 8% from $830.2 million to $894.3 million from the nine months ended March 31, 2003 to the nine months ended March 31, 2004, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 79.5% to 78.9% from the nine months ended March 31, 2003 to the nine months ended March 31, 2004, resulting in gross margins of 20.5% and 21.1% for the nine months ended March 31, 2003 and 2004, respectively. Gross margins for the individual products have remained relatively stable. However, a change in product mix and lower acquisition costs on some of the products we distribute resulted in an increase in the composite gross margin in the nine months ended March 31, 2004. The primary change in product mix was an increase in the percentage of total revenues from products for the treatment of pulmonary arterial hypertension, which has a higher gross margin percentage than many of the other products we distribute.

General and Administrative. General and administrative expense increased from $97.2 million to $103.2 million, or 6%, from the nine months ended March 31, 2003 to the nine months ended March 31, 2004. As a percentage of revenues, general and administrative expense decreased from 9.3% to 9.1% from the nine months ended March 31, 2003 to the nine months ended March 31, 2004. The increase in expense is primarily due to the increase in audit fees as a result of the change to Deloitte & Touche LLP for the fiscal 2003 audit, increased salaries and benefits associated with the expansion of our support staffs to support the revenue growth and increased insurance premiums. Although there has been a slight increase in general and administrative expense, the expense as a percentage of revenues has decreased 0.2% due to the 9% increase in total revenues from the nine months ended March 31, 2003 to the nine months ended March 31, 2004, which has resulted in a leveraging of some of our general and administrative expenses.

Bad Debts. Bad debts decreased from $80.3 million to $23.7 million from the nine months ended March 31, 2003 to the nine months ended March 31, 2004. As a percentage of revenues, bad debt expense was 2.1% for the nine months ended March 31, 2004, which is in line with our historical trends. During the March 2003 quarter, we analyzed historical collection rates and other data used in estimating the allowance for doubtful accounts. Our calculations indicated that the accounts receivable reserve needed to be increased. As a result of the new information obtained through the analysis, we recorded a charge to bad debt expense and increased the allowance for doubtful accounts resulting in total bad debt expense of $80.3 million for the nine months ended March 31, 2003.

Depreciation and Amortization. Depreciation expense increased from $4.1 million to $5.8 million from the nine months ended March 31, 2003 to the nine months ended March 31, 2004, as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware and enhancements to our fully integrated pharmacy and reimbursement software system. Amortization expense increased from $3.4 million to $3.5 million from the nine months ended March 31, 2003 to the nine months ended March 31, 2004 due to additional amortization related to the purchase of the ATS assets.

Interest Income/Expense, Net. Interest expense, net decreased from $7.2 million to $6.4 million from the nine months ended March 31, 2003 to the nine months ended March 31, 2004 due to a decrease in the amount of debt outstanding and lower interest rates.

Income Tax Expense. Our effective tax rate decreased from 39.6% to 38.6% from the nine months ended March 31, 2003 to the nine months ended March 31, 2004. The decrease in the effective tax rate for the period is primarily due to a larger percentage of our profits being derived from locations that are not taxable in certain states. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2004, working capital was $325.6 million, cash and cash equivalents were $44.6 million and the current ratio was 2.3 to 1.0.

Net cash provided by operating activities was $49.2 million for the nine months ended March 31, 2004. During the nine months ended March 31, 2004, accounts receivable increased $41.1 million, inventories increased $48.3 million and accounts payable, accrued expenses and income taxes payable increased $52.4 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable.

Net cash used in investing activities was $46.1 million for the nine months ended March 31, 2004. Cash used in investing activities consisted primarily of $35.7 million for the purchase of the ATS assets and $10.2 million for purchases of property and equipment.

Net cash used in financing activities was $6.5 million for the nine months ended March 31, 2004, which consisted of $12.5 million in debt repayments, $1.4 million of distributions to our minority interest partner less $6.1 million from the net proceeds of stock option exercises and $1.3 million from the proceeds of long-term borrowings.

Historically, we have funded our operations and continued internal growth through cash provided by operations. We anticipate that our capital expenditures for the fiscal year ending June 30, 2004 will consist primarily of additional computer hardware, enhancements to our fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2004 to be approximately $14.0 million, exclusive of any acquisitions of businesses. We expect to fund the remaining expenditures through cash provided by operating activities and/or borrowings under the revolving credit facility with our bank.

During 2002, we amended our $60 million revolving credit facility with Bank of America, N.A. and other participating banks (collectively the “Lenders”) to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment due June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Tranche B Term Loan) due in periodic principal payments through March 2009. The amount available to borrow under this credit facility is based upon certain ratios calculated as of the end of each quarter. Based upon the asset coverage ratio as of March 31, 2004, the total amount available to borrow is approximately $308 million. As of March 31, 2004, the total amount outstanding under the credit facility was $182.5 million, which included $60.0 million under the Tranche A Term Loan and $122.5 million under the Tranche B Term Loan.

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

     Approximately 33% of our revenue in the quarter was derived from the sale of IVIG and hemophilia product. The majority of our IVIG and hemophilia product was purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen, Genzyme, GlaxoSmithKline and MedImmune. Our revenue derived from these relationships represented approximately 42% of our revenue for the quarter.

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

     We primarily sell 20 product lines. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets accounted for approximately 89% of our revenues for the quarter, with the drugs for hemophilia, autoimmune disorders and PID constituting approximately 33% of our revenue for the period:

•	Hemophilia, Autoimmune Disorders, PID and Hereditary Emphysema

•	Pulmonary Arterial Hypertension

•	Multiple Sclerosis

•	Lysosomal Storage Disorders such as Gaucher Disease (also known as Enzyme Deficiencies)

•	Growth Hormone-Related Disorders

•	Respiratory Syncytial Virus

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

     The specialty pharmacy industry is highly competitive and is continuing to become more competitive. Most of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

•	other specialty pharmacy distributors;

•	specialty pharmacy divisions of wholesale drug distributors;

•	pharmacy benefit management companies (“PBM”);

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users;

•	comprehensive hemophilia treatment centers;

•	patient support groups and payors entering the specialty pharmacy distribution business; and

•	other alternative site health care providers.

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

Entry by PBMs into the specialty pharmacy market, our strategic alliance with Medco Health Solutions, and consolidation in the industry could affect our ability to serve patients.

     Caremark Rx, Inc. and AdvancePCS recently combined to form the nation’s second largest pharmacy benefit manager, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. Express Scripts, Inc., which provides PBM services to over 50 million members acquired Curascripts on January 30, 2004. All of these firms are our customers and competitors. On February 9, 2004, we entered into a 10-year strategic alliance with Medco Health Solutions, Inc. where we became the preferred retail and home delivery pharmacy provider to Medco’s members for our specialty pharmacy products. We expect that there will be further consolidation among specialty pharmacy providers. As pharmacy benefits managers acquire specialty pharmacy capability, it is likely that they will attempt to cancel their relationships with entities that compete with the PBM specialty pharmacy operations, and to cause the PBM patients to obtain their drugs from the PBM’s specialty pharmacy.

Our business could be harmed by changes in Medicare or Medicaid.

     Changes in the Medicare, Medicaid or similar government programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, recently enacted into law, provides for Medicare rate reductions that were effective January 1, 2004. Hemophilia products were excluded from the rate change of AWP less 5% to AWP less 15%. It is not clear as to the impact of the Act, if any, on hemophilia product reimbursement in fiscal 2005 and 2006. We understand that it is CMS’s intention that the ASP plus 6% reimbursement formula will affect Hemophilia products during these periods. Regulations implementing the Act have not been finalized at this time. We expect that these developments could ultimately reduce prices and margins on some of the drugs that we distribute.

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

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2001, 2002 and 2003 and the nine months ended March 31, 2004, we derived approximately 81%, 79%, 73% and 72% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 4%, 3%, 1% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

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

     We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and RSV. For the fiscal years ended June 30, 2001, 2002 and 2003, we derived approximately 4% of our income before income taxes from equity in the net income of unconsolidated joint ventures. We derived approximately 2% of our income before income taxes from equity in the net income of unconsolidated joint ventures during the most recent quarter.

     We own 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal years ended June 30, 2001 and 2002, 17% of our income before income taxes for the fiscal year ended June 30, 2003 and 8% of our income before income taxes in the most recent quarter.

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

     We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws. We also face exposure if any seller of an entity which we acquire, is not able to fulfill its indemnification obligations under the terms of the purchase agreement. We may suffer impairment of assets or have to bear a liability for which we are entitled to indemnification but are unable to collect.

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

     Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the tangible net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill in a charge to our earnings. As of March 31, 2004, we had goodwill, net of accumulated amortization, of approximately $383 million, or 37% of total assets and 66% of stockholders’ equity.

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

For the remaining portion of our variable-rate debt, we have not hedged against our interest rate risk exposure. As a result, we will benefit from decreasing interest rates, but rising interest rates on this portion of our debt will also harm us. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $160,000 during a quarter. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of approximately $160,000 for the same period.

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

There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

We filed a report on Form 8-K on February 2, 2004 to furnish as an exhibit, the press release reporting our financial results for the quarter ended December 31, 2003.

We filed a report on Form 8-K on February 10, 2004 to furnish as an exhibit, the press release by Medco Health Solutions, Inc. announcing a 10-year strategic alliance under which Accredo Health. Inc. will become the preferred retail and home delivery pharmacy provider to Medco Health members for the specialty product lines that Accredo currently dispenses to treat patients with long-term chronic diseases.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredo Health, Incorporated

May 10, 2004	/s/ David D. Stevens

David D. Stevens
Chairman of the Board and
Chief Executive Officer

May 10, 2004	/s/ Joel R. Kimbrough

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