Form 10-K
period 2004-06-30
ACCREDO HEALTH INC
filed 2004-09-13
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended June 30, 2004

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

      The aggregate market value of the voting stock held by non-affiliates of the Company was $1,484,541,239 as of December 31, 2003, based upon the last sale of such stock as reported on the Nasdaq National Market System (“Nasdaq Stock Market”) on that day (assuming for purposes of this calculation, without conceding, that all executive officers and directors are affiliates). There were 48,636,694 shares of common stock, $.01 par value, outstanding at August 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

      Parts of the Registrant’s Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report.

PART I

      This report contains “forward-looking statements.” Forward-looking statements relate to expectations, beliefs, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts or that necessarily depend upon future events. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” and similar expressions. Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding financial condition or results of operations for periods after June 30, 2004;

•	our future sources of and needs for liquidity and capital resources;

•	our critical accounting policies;

•	our expectations regarding the size and growth of the market for our products and services;

•	our business strategies and our ability to grow our business;

•	the implementation or interpretation of current or future regulations and legislation relating to the industry in which we operate; and

•	our ability to maintain contracts and relationships on terms that are satisfactory to us with biopharmaceutical manufacturers such as Biogen Idec, Inc. (Biogen); Genzyme Corporation; MedImmune, Inc.; GlaxoSmithKline, Inc.; and Genentech Inc.

      The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties. Many important factors could cause actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the risk factors beginning on page 18 hereof.

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

Overview

      We are one of the largest providers of specialty retail pharmacy services in the United States. We sell a limited number of high cost drugs for the recurring treatment of chronic and potentially life threatening diseases. We also provide services to our patients, and we are paid for our products and services in two ways. We are paid for dispensing medications to patients similar to a typical retail pharmacy, and we are also often paid by the manufacturer to provide additional services. Our services help simplify the difficult and often challenging medication process for patients with a chronic disease and help ensure that patients receive and take their medication as prescribed. Our services benefit biopharmaceutical manufacturers and payors by accelerating patient acceptance of new drugs, facilitating patient compliance with prescribed treatments, addressing difficult reimbursement issues and capturing valuable clinical information about a new drug’s effectiveness.

      Our services include specialty retail pharmacy services, clinical services, reimbursement services and delivery services. We primarily provide overnight, temperature-controlled delivery of all drugs and supplies necessary for patients to self-administer their drug dosages safely and effectively in the privacy of their homes. Some of the drugs we sell are administered at physicians’ offices or other alternative sites. We also provide services to patients who require our IV infused drugs. Our pharmacists and customer service staff talk frequently with patients over the telephone, help them comply with prescribed treatment schedules and educate them about ways to manage their complex diseases more effectively. Our reimbursement specialists manage the complicated paperwork that is required to collect payment for the patient’s medication from insurance companies, managed care plans and governmental payors.

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

      We have agreements with fifteen biopharmaceutical manufacturers to buy drugs and to provide varying degrees of specialty retail pharmacy services for our twenty-one primary product lines. Although most of our agreements that involve specialty retail pharmacy services are not exclusive, we generally are a recommended provider of the manufacturer’s drug to payors, patients and physicians.

      Accredo Health, Incorporated, was incorporated in Delaware in 1996. Our principal executive offices are located at 1640 Century Center Parkway, Suite 101, Memphis, Tennessee 38134. Our telephone number at that address is 901-385-3688.

Products and Services

      We offer the following products and services:

      Sale and Delivery of Drugs. We sell and provide timely delivery of drugs and ancillary supplies directly to the patient or the patient’s physician in packaging specially designed to maintain appropriate temperatures. The package typically contains all of the supplies required for administration in the patient’s home or in other alternate sites. Substantially all products are shipped from our four primary pharmacy locations in Memphis, Tennessee; Charlotte, North Carolina; Nashville, Tennessee; and Pittsburgh, Pennsylvania. We also maintain 36 satellite pharmacy locations across the United States. We ship our products primarily via FedEx.

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

      We will also report on adverse drug reactions, log the occurrence, and complete an initial preliminary report of the occurrence to assist manufacturers in completing adverse event reports in a timely manner. We can also create a wide variety of additional reports that can be customized to meet specific manufacturers’ needs. Examples of reports include sales by physician, sales by zip code, sales trending, first time patient orders, Medicaid and Medicare sales, inventory status and reasons for patient discontinuations. Due to the nature of the data we collect, we have established procedures designed to ensure compliance with laws regarding confidentiality and privacy of patient information.

      Clinical Services. We work with the patient and the patient’s physician to implement the prescribed plan of care. Each patient is assigned to a team consisting of a pharmacist, a customer service representative and a reimbursement specialist, and with certain therapies, a Registered Nurse. Generally, each patient’s team members specialize only in that patient’s disease and work only with payors and providers in that patient’s geographic region. In helping to implement the prescribed plan of care, we:

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

      Reimbursement Services. By focusing on specific chronic diseases, we have developed significant expertise in managing reimbursement issues related to the patient’s condition and treatment program. Due to the long duration and high cost of therapy generally required to treat chronic disorders, the availability of adequate health insurance is a continual concern for chronically ill patients and their families. Generally, we contact the payor prior to each shipment to determine the patient’s health plan coverage and the portion of costs that the payor will reimburse. Our reimbursement specialists review issues such as pre-authorization or other prior approval requirements, lifetime limits, pre-existing condition clauses, and the availability of special state programs. By identifying coverage limitations as part of an initial consultation, we can assist the patient in planning for alternate coverage, if necessary. From time to time, we negotiate with payors to facilitate or expand coverage for the chronic diseases we serve. In addition, we accept assignment of benefits from numerous payors, which substantially eliminates the claims submission process for most patients.

Disease Markets and Related Products

      Many of the biopharmaceutical drugs that we sell, including growth hormones, anti-hemophilic factor, intravenous immunoglobin (IVIG) and other blood-related products, are available from multiple sources. Currently, we sell and provide our specialty services primarily with respect to 21 product lines. The drugs we sell with respect to seven core disease markets account for approximately 90% of our revenues. These seven disease markets and the drugs that we sell to service these markets are described below.

      With respect to drugs that we sell for our seven core disease therapies, Synagis® is the only treatment available for RSV and Cerezyme® is the only enzyme replacement therapy available for Gaucher Disease. We have agreed with Genzyme and Biogen to not sell drugs that compete with Cerezyme® and AVONEX®. There are other drugs that we do not sell that are similar to or that compete with some of the other drugs that we sell.

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

      Hemophilia is generally treated by infusing blood clotting factor concentrates intravenously when the symptoms of a bleed are detected. This therapy is generally administered by the patient or his or her family members, without the assistance of a nurse, in response to bleeding episodes. Approximately 60% of the persons with hemophilia in the United States have a severe form of the disorder as measured by the level of factor naturally present in the body. In general, the more severe the factor deficiency, the more frequently the bleeding episodes may occur. On average, someone with severe hemophilia will need to infuse factor weekly. In many individuals with severe hemophilia, factor therapy is administered prophylactically to maintain high enough circulating factor levels to minimize the risk of bleeding.

      Many hemophilia patients contracted hepatitis or human immunodeficiency virus, commonly known as HIV, as a result of contaminated blood derivative therapies they received prior to the mid-1980’s. It is estimated that approximately one-half of the hemophilia population who received blood clotting factor prior to the mid-1980’s was exposed to HIV and is at risk of developing acquired immune deficiency syndrome, commonly known as AIDS. We offer medications used in treating AIDS as a convenience to our hemophilia patients that have contracted HIV. In the early 1990’s, recombinant clotting factor, a biotechnological alternative to plasma-derived factor, was introduced and has proved to be as effective as the blood-derived products with virtually no risk of viral transmission. Current utilization reflects increased use of recombinant products by physicians because of the advantages of increased purity. However, issues related to the development of inhibitors, or antibodies that neutralize the infused factor products and prevent clotting, may slow the increase in utilization rates of these products. Recently the Food and Drug Administration (FDA) has approved a new factor product Advate that contains no human or animal proteins or albumin.

      There are currently seven major suppliers of FDA approved products used for treating hemophilia. We purchase products from all seven suppliers. The majority of our hemophilia product was purchased from Baxter Healthcare Corporation in the fiscal years ended June 30, 2002, 2003 and 2004.

      We have entered into hemophilia product distribution agreements with Baxter Healthcare Corporation and ZLB Behring naming us as a non-exclusive hemophilia specialty pharmacy provider of hemophilia products to home care patients in the United States and Puerto Rico. These agreements provide for minimum purchase commitments by us and our acquisition cost of the drugs is based upon the volume of product purchased by us.

      Pulmonary Arterial Hypertension. Pulmonary Arterial Hypertension (PAH) is a chronic pulmonary disease for which there is no known cure. Patients with this disease experience an increase in pulmonary arterial pressure that results in symptoms such as dyspnea, palpitations and syncope. Generally, PAH impacts patients of all ages, but is commonly diagnosed between the ages of 20 and 40. It is estimated that 1 to 2 out of every 1 million Americans will develop Primary Pulmonary Hypertension, a common form of PAH. Once diagnosed, PAH patients receive therapy for the remainder of their lifetime or until they receive a lung transplant. This disease is treated with one, or a combination, of the following three products:

•	Flolan®, which is an epoprosternol sodium product manufactured by GlaxoSmithKline;

•	Tracleer®, which is a bosentan product manufactured by Actelion Pharmaceuticals U.S., Inc.; and

•	Remodulin®, which is a treprostinil sodium product manufactured by United Therapeutics Corporation.

      We have agreements with GlaxoSmithKline for the sale of Flolan®, with United Therapeutics Corporation for the sale of Remodulin®, and with Actelion Pharmaceuticals U.S., Inc. for the sale of Tracleer®. These agreements have multiple year terms, may be terminated without cause on 90 to 365 days prior notice and obligate us to provide varying degrees of specialized services.

      Autoimmune Disorders and Primary Immunodeficiency Disease. Autoimmune disorders describe a group of chronic diseases in which the body treats its own tissues or cells as if they were foreign substances and produces antibodies to attack and destroy those tissues or cells. Most autoimmune disorders currently are incurable and tend to become progressively more severe. Various therapies, including IVIG, are administered to minimize the effects of autoimmune disorders and the severity of their associated symptoms. Although often administered via infusion in a hospital or physician’s office, patients who require repeated treatment can have IVIG administered at home.

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

      Because IVIG is collected and processed from human donors, the IVIG product market can be somewhat limited by supply constraints. We purchase product from all six major suppliers of IVIG in the United States. We have volume commitment purchase contracts with Baxter Healthcare Corporation and ZLB Behring. The majority of IVIG sold by us in the fiscal years ended June 30, 2003 and 2004 was acquired from Baxter.

      Multiple Sclerosis. Multiple Sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing Multiple Sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flare-ups of the disease. Industry sources estimate that Multiple Sclerosis affects between 250,000 and 350,000 people in the United States, approximately two-thirds of whom are women. Disease onset typically occurs in young adults between the ages of 20 and 40. Of the patients diagnosed with Multiple Sclerosis in the United States, about 90% of patients initially have relapsing Multiple Sclerosis and about half of those patients go on to develop a progressive form of the disease. About 10% of patients exhibit a progressive form of the disease at onset. Industry sources estimate that, of the persons currently affected by Multiple Sclerosis in the United States, approximately 50% have a relapsing form of the disease, and approximately 50% have a progressive form. There are currently four FDA-approved products used for treating relapsing Multiple Sclerosis:

•	AVONEX®, which is manufactured by Biogen Idec, Inc.;

•	Betaseron®, which is manufactured by Chiron Corporation;

•	Copaxone®, which is manufactured by Teva Pharmaceutical Industries Limited; and

•	Rebif®, which is manufactured by Serono, S.A.

      Effective September 1, 2002, we entered into amended and restated agreements with Biogen pursuant to which we are a preferred distributor of AVONEX® and provide various services and information to Biogen. The agreements are for a term ending December 31, 2005. Our agreements with Biogen are terminable by either party in the event of a breach. Our agreements provide that as long as we are the only preferred home delivery service provider approved by Biogen, we may not, without Biogen’s approval, sell any products that compete with AVONEX® for the treatment of Multiple Sclerosis. In some circumstances we may not sell competing products for a year following the termination of the agreements. We do not have exclusive rights to sell AVONEX®, and Biogen has reserved the right under our agreements to sell AVONEX® directly or to appoint other providers of AVONEX®, but any such action would eliminate our exclusivity obligations. AVONEX® is generally administered via a single intramuscular injection once per week.

      Gaucher Disease. Gaucher Disease is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency of an important enzyme in the body called glucocerebrosidase. This deficiency results in the accumulation of the glucocerebroside lipid in the cells of organs in the body. The disease is characterized by an enlarged liver or spleen, anemia, bleeding problems, fatigue, bone and joint pain and other orthopedic complications such as repeated fractures and bone erosion. Type I Gaucher Disease is the most common form of Gaucher Disease, affecting about 90% of all Gaucher patients. Genzyme’s Ceredase® and Cerezyme® products are FDA-approved products used for treating Type I Gaucher Disease. Cerezyme® is the newer product, and we have very few patients receiving Ceredase®. The FDA has approved a third product, Zavesca®, for the treatment of mild to moderate Gaucher Disease where enzyme replacement is not appropriate. We do not distribute this drug.

      We have a longstanding relationship with Genzyme relating to Cerezyme®. Cerezyme® is administered by intravenous infusion. Dosing frequencies vary, but a typical dosing regimen involves administration once every two weeks. Pursuant to our current agreements with Genzyme, we are a preferred distributor of Cerezyme® in the United States and its Territories and provide various information and other services to Genzyme. The pricing of Cerezyme® under our agreements with Genyzme, as well as the scope and pricing of services that we provide, are subject to periodic review. Our agreements with Genzyme are for a term ending April 1, 2005. The Agreements automatically renew on an annual basis unless either party provides 90 days prior notice of non-renewal, and are terminable by either party for any reason with 90 days prior notice. In addition, the agreements provide that, during the term of the agreements and for a period of five years after their termination, we may not sell any prescription drug for the treatment of Gaucher Disease other than Cerezyme®. We do not have exclusive rights to sell Cerezyme®. Genzyme has reserved the right under the agreements to sell Cerezyme® directly or to appoint other distributors of this product.

      Growth Hormone-Related Disorders. A major treatable cause of growth delay in children is growth hormone deficiency. It is estimated that there are approximately 40,000 pediatric patients in the United States who are candidates for growth hormone therapy. The market for growth hormone products is relatively mature, and currently five manufacturers sell eleven FDA-approved growth hormone products for a variety of indications. However, a majority of patients currently being treated with growth hormone products use one of Genentech’s growth hormone products, Protropin®, Nutropin®, or Nutropin AQ®, the first long-acting dosage form of recombinant human growth hormone.

      We have purchasing relationships with all five manufacturers of growth hormone products used in the United States, including a long-standing relationship with Genentech. A sixth manufacturer is about to enter the market. Typically, patients or family members administer growth hormone products at home without the presence of a nurse. Most growth hormone products require administration by injection several times per week, and in some cases daily. We have entered into an amended and restated national distribution agreement with Genentech in which we also provide compliance programs, nursing coordination, various information and other services relating to Genentech’s human growth hormone products, Protropin®, Nutropin®, and Nutropin AQ® in the United States. The pricing of Protropin®, Nutropin®, and Nutropin AQ® under the distribution agreement, as well as the scope and pricing of the services provided by us, are subject to adjustment depending on the Company meeting certain performance criteria. The distribution agreement has a term expiring December 31, 2006. The agreement may be terminated by Genentech if we have a change of control and may be terminated by either party following 90-days notice. We do not have exclusive rights to distribute Protropin®, Nutropin®, and Nutropin AQ®. Genentech has reserved the right under our agreement to sell these drugs directly or to appoint other distributors of these drugs.

      Respiratory Syncytial Virus. Respiratory Syncytial Virus (RSV) is a serious lower respiratory tract disease that primarily attacks pediatric patients. RSV is the most common cause of pneumonia and bronchiolitis in infants and children. Approximately two-thirds of infants are infected with RSV during the first year of life, and almost all have been infected by age two. It has been estimated that, nationwide, there are approximately 300,000 children at risk of requiring treatment for RSV each year and approximately 90,000 hospitalizations due to RSV infections.

      Synagis® (palivizumab), a drug manufactured by MedImmune, Inc. has been shown to significantly reduce RSV hospitalizations in pediatric patients at risk of the disease. Clinical studies have shown that preventive treatment with Synagis® was associated with a 55% reduction in overall hospitalizations due to RSV. Physicians prescribe Synagis®to immunize infants who are at high risk for serious lung impairment. Synagis® is typically administered by intramuscular injection once a month over a six month period.

      RSV is seasonal, with the disease striking primarily during the period of October through April. Our distribution agreement with MedImmune renews on an annual basis upon the mutual consent of the parties and is terminable by either party for any reason on 60 days notice. We do not have the exclusive right to sell Synagis®, although we were a national preferred assignment of benefits distributor of the drug for the 2003-2004 respiratory syncytial virus season. We have recently renewed our agreement with MedImmune to continue as one of three national preferred assignment of benefits distributors for the 2004-2005 season.

Suppliers

      We primarily dispense growth hormones, blood clotting factor, IVIG, as well as other drugs obtained from the following sources:

•	Actelion Pharmaceuticals U.S., Inc., with respect to Tracleer®;

•	Allergan, Inc., with respect to Botox®;

•	Amgen, Inc., with respect to Enbrel®;

•	Baxter Healthcare Corporation, with respect to AralastTM;

•	Bertek Pharmaceuticals, Inc. with respect to ApokynTM;

•	Biogen Idec, Inc., with respect to AVONEX®;

•	Enzon, Inc., with respect to Adagen®;

•	Genentech, Inc. with respect to XolairTM and Raptiva®,

•	Genzyme Corporation, with respect to Cerezyme®, Aldurazyme® and Fabrazyme®;

•	GlaxoSmithKline PLC, with respect to Flolan®;

•	InterMune, Inc., with respect to Actimmune®;

•	MedImmune, Inc. with respect to Synagis®;

•	Rare Disease Therapeutics, Inc., with respect to Orfadin®;

•	United Therapeutics Corporation, with respect to Remodulin®; and

•	ZLB Behring with respect to ZemairaTM.

      We have supply relationships with all seven major suppliers of blood clotting factor and all six major suppliers of IVIG in the United States. The majority of our hemophilia product was purchased from Baxter Healthcare Corporation for the years ended June 30, 2002, 2003 and 2004 and the majority of IVIG sold by us in fiscal years ended June 30, 2003 and 2004 was also acquired from Baxter.

      Although there are five manufacturers of FDA-approved growth hormone products currently used in the United States, Genentech’s products collectively enjoy a market share that exceeds the aggregate of all other individual manufacturers of growth hormone products. In the event that one or more of our current suppliers of products were to cease selling products to us, our business, financial condition and results of operations would be materially and adversely affected.

      Our agreements with our key suppliers generally may be canceled by either party, without cause, with 60 to 365 days prior notice. In addition, our agreements with our suppliers generally provide that during the term of the agreements (and, in one instance, for as much as five years after termination of the agreements), we may not distribute any competing products. We generally do not have any exclusive rights to dispense our products, and our suppliers have generally reserved the right under their agreements with us to distribute their products directly or to appoint other distributors of their products. See “Risk Factors — We are highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or grow our revenues.” and “Business — Disease Markets and Related Products.”

Relationships with Medical Centers

      At June 30, 2004, we had joint ventures with four medical centers (or their affiliates):

•	Children’s Home Care located in Los Angeles, California;

•	Alternative Care Systems, Inc. located in Dallas, Texas;

•	Cook Children’s Home Health located in Ft. Worth, Texas; and

•	Children’s National Medical Center located in Washington D.C.

      In our typical joint venture arrangement, we and the medical center (or its affiliate) form a joint venture entity to provide specialty retail pharmacy services. We share in the profits and losses of the joint venture entity with the medical center (or its affiliate) in proportion to our respective capital contributions. The agreements generally have initial terms of one to five years and contain rights of first refusal.

      In addition to joint venture relationships, we have entered into management agreements with other childrens hospitals and adult medical centers (or their affiliates) to provide specialty retail pharmacy services. Under our management agreements, we provide goods and services used in the hospitals’ or joint ventures’ specialty retail pharmacy business, including drugs and related supplies, patient education, clinical consultation, and reimbursement services. While the payment terms under such management agreements may vary, we are generally reimbursed for our costs and are paid a monthly management fee generally calculated as a percentage of revenues. These agreements usually have terms of one to five years and are terminable by either party, with or without cause, with one to twelve months prior notice. See “Risk Factors — If our relationships with some medical centers are disrupted or canceled, our business could be harmed.”

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

Payors

      The following table sets forth the approximate percentages of the Company’s gross patient revenue attributable to various payor categories for the fiscal years ended June 30, 2002, 2003 and 2004. This table reflects the acquisition of the SPS business only since June 14, 2002. The percentage of the SPS business reimbursed by Medicare and Medicaid was higher than the comparable percentage of Accredo’s business. Therefore, the payor mix after the acquisition reflects an increase in the percentage of revenue attributable to Medicare and Medicaid and a decrease in the percentage of revenue attributable to private payors.

	Year Ended	Year Ended	Year Ended
	June 30, 2002	June 30, 2003	June 30, 2004

Private payors (including self pay)(1)	79%	73%	72%
Medicaid and other state programs	19%	20%	21%
Medicare and other federal programs	2%	7%	7%

Total	100%	100%	100%

(1)	Includes sales to private physician practices, whose ultimate payor is typically Medicare, which accounted for approximately 3%, 1% and 1% of gross patient revenue, respectively, for the fiscal years ended June 30, 2002, 2003 and 2004.

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

      Some payors set lifetime limits on the amount reimbursable to patients for medical costs. Some of our patients may reach these limits because of the high cost of their medical treatment and associated pharmaceutical regimens. Some payors may attempt to further control costs by selecting some firms to be their exclusive providers of pharmaceutical or other medical product benefits. If any such arrangements were with our competitors, we would not be reimbursed for purchases made by such patients.

      We derive a significant portion of our revenue from governmental programs such as Medicare and Medicaid. Such programs are highly regulated and subject to frequent and substantial changes and cost containment measures. In recent years, changes in these programs have limited and reduced reimbursement to providers.

      Many government payors, including Medicare and Medicaid, have paid, or continue to pay us directly or indirectly at the drug’s average wholesale price (AWP) or at a percentage off AWP. The Department of Health and Human Services, Office of Inspector General (OIG) has raised concerns since 1992 about how certain manufacturers have established AWP for certain Medicare covered drugs. Federal and state agencies continue to examine perceived discrepancies between reported AWP of drugs and the actual manufacturers selling price.

      Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments, however, there can be no assurance that our ability to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits, in the future.

      The Federal Government has also entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP.

      To our knowledge, we have not been subject to any investigation regarding AWP or best-price discounts; however, we have recently received a subpoena to supply information in the Pharmaceutical Industry Average Wholesale Price Litigation, a case involving approximately twenty drug manufacturers pending in the United States District Court, District of Massachusetts.

      The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) made major changes in the Medicare payment rates for certain of the drugs that we sell, including blood clotting factor, Remodulin®, Flolan® and IVIG. On July 27, 2004, Centers for Medicare and Medicaid Services (CMS) released a proposed rule setting reimbursement rates for Part B drugs and drug administration payments.

      Currently, Medicare payment for blood clotting factor furnished by pharmacies and physician offices continues to be at 95% of AWP through December 31, 2004. Under Medicare Part B, the company receives 80% of this amount directly from Medicare and the remaining 20% is the patient’s co-pay obligation. Effective January 1, 2005, the Company will be paid for blood clotting factor based on a new Medicare Average Sales Price (ASP) methodology. Congress has directed CMS to make a separate payment to the entity that provides blood clotting factor to a Medicare beneficiary for items and services related to the furnishing of such products. The amount of the separate payment is capped so that the total of ASP payment rate and the separate payment amount cannot exceed 95% of AWP. In the recently issued fee schedule proposed rule, CMS proposed a separate payment amount of 5 cents per unit of blood clotting factor.

      We sell two part B covered drugs that are used to treat beneficiaries with pulmonary arterial hypertension, Remodulin® and Flolan®. These products are covered as necessary for the effective use of durable medical equipment (DME). These drugs are reimbursed through one of the four Medicare DME regional carriers (DMERCs). Under the MMA, Remodulin® and Flolan® are paid at 95% of the AWP in effect on October 1, 2003 until the DME competitive acquisition program is phased in from 2007 to 2010. Under Medicare Part B, we receive 80% of this amount directly from Medicare and the remaining 20% is the patients’ co-payment obligation. Since January 1, 2004, the effective date of the MMA, the DMERCs have established payment rates for the 10 mg Remodulin® vial size and the 0.5 mg vial size of Flolan® at rates that are below our acquisition cost of the drugs. In addition, one regional DMERC is currently paying all Remodulin® vial sizes at the same rate per mg as that of the 10 mg vial, thus reducing our reimbursement for all Medicare recipients of Remodulin® in that region.

      IVIG became a Part B covered drug as of January 1, 2004, being reimbursed through the four Medicare DMERCs at a percentage of AWP. As of January 1, 2005, IVIG will be reimbursed based on the new Medicare ASP methodology or 106% of ASP. At this point in time, this ASP amount is unknown.

      Effective June 1, 2004, California’s Medicaid program (MediCal) began implementation of a new reimbursement methodology for hemophilia blood clotting factor. Under this methodology, providers will be reimbursed for all factor products at a rate equal to the lesser of the provider’s usual and customary charge, or a manufacturer’s reported average of its selling price for that blood clotting factor, plus 20%. We have not received the final ASP rates from MediCal. We understand that the final ASP rates will include certain items, such as prompt pay discounts, in establishing product reimbursement rates. It will likely be months before the industry fully understands the MediCal rates for hemophilia because of the estimated lag on processing claims.

      Some states have adopted legislation or regulations requiring that a pharmacy participating in the state Medicaid program give the state the best price that the pharmacy makes available to any third-party payor. Such legislation and regulations, referred to as “most favored nation pricing”, may have a material adverse effect on the reimbursement we receive from such Medicaid programs. For example, lower reimbursement by

Medicare for some of the drugs we sell could adversely affect the rate of reimbursement paid by the Medicaid programs in these states.

      The calculation of ASP by MediCal or any other state Medicaid program may or may not result in the same rate of reimbursement as the ASP methodology adopted by Medicare.

      Further, we negotiate purchase discounts from drug manufacturers. State Medicaid programs also negotiate purchase discounts with drug manufacturers and generally require that such Medicaid programs receive the “best price” on such purchase discounts. Investigations involving drug manufacturers have been initiated by certain governmental entities that question whether best price discounts were properly calculated, reported and paid to the Medicaid programs. We are not responsible for such calculations, reports or payments; however, there can be no assurance that our ability to negotiate discounts from drug manufacturers will not be materially adversely effected by such investigations in the future.

      At least thirteen states have implemented “preferred drug list” programs, under which drugs would not appear on an approved and reimbursable Medicaid formulary unless the Medicaid programs receive significant discounts or other concessions. The drug industry has instituted litigation to halt these programs, but the outcome of this litigation is unknown. If the states prevail in these lawsuits, then this could result in reductions in the reimbursement we receive from Medicaid programs for our services and could materially and adversely affect our business, financial condition and results of operations.

      A number of states are also considering other types of legislation designed to reduce their Medicaid expenditures and provide universal coverage and additional care for some populations, including proposals to impose additional taxes on providers to help finance or expand such programs. Some states may require us to maintain a licensed pharmacy in their state in order to qualify for reimbursement under state-administered reimbursement plans. Any of these changes could result in significant reductions in payment levels for drugs handled and services provided by us, which would have a material adverse effect on our business, financial condition and results of operations.

      Qualified hemophilia treatment centers may purchase blood clotting factor from manufacturers at a discount under a government program established in 1992 which extended the Medicaid best price rebate program to hemophilia treatment centers. Manufacturers that sell drugs to hemophilia treatment centers agree with the Department of Health and Human Services (DHHS) that they will not charge a price for covered drugs that is higher than a statutorily set amount. We provide contract pharmacy services to several hemophilia treatment centers, but we do not directly own or operate a hemophilia treatment center that is eligible for this special pricing. This places us at a competitive disadvantage as a provider of factor, except where our affiliated medical centers are eligible for the special pricing. Under DHHS guidelines, a qualified hemophilia treatment center may obtain blood clotting factor at this special pricing and use a contract pharmacy to dispense it to the center’s patients. However, if a hemophilia treatment center does not comply with DHHS guidelines or sells blood clotting factor bought at this special pricing to patients who are not patients of the center, it may incur civil penalties or liability to drug manufacturers for the amount of the discount that the center received from the manufacturer.

      We expect that these developments will reduce prices and margins on some of the drugs that we distribute.

Competition

      The specialty pharmacy industry is highly competitive and is undergoing consolidation. The industry is fragmented, with many public and private companies focusing on different product or customer niches. Some of our current and potential competitors include:

•	specialty pharmacy distributors, such as Priority Healthcare Corporation;

•	specialty pharmacy divisions of national wholesale drug distributors;

•	pharmacy benefit management companies;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users, including clinics and physician offices;

•	comprehensive hemophilia treatment centers;

•	patient support groups and payors entering the specialty pharmacy distribution business; and

•	other alternative site health care providers.

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

Government Regulation

      Federal and state governments heavily regulate the drug and medical supply industry. Manufacturers, distributors, health care providers and patients are all subject to these regulations. Particular government attention currently focuses on:

•	manufacturer calculated and reported AWP and ASP amounts;

•	the payment of inducements for patient referrals;

•	prohibited financial relationships with physicians;

•	joint venture and management arrangements;

•	product discounts;

•	inducements given to patients; and

•	professional licensing.

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

      Some pharmacy associations and state boards of pharmacy are attempting to protect local pharmacies by restricting the activities of out-of-state pharmacies. In addition, some insurance companies and other payors pay lower reimbursement rates to out-of-state pharmacies. Restrictions on our operations imposed by these laws could reduce our profitability.

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

      Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti-kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. As a result, some of our joint ventures have been restructured and others will be restructured in the future.

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

      The Ethics in Patient Referrals Law (Stark Law). Federal law prohibits physicians from making a referral for certain health items or services if they, or their family members, have a financial relationship with the entity receiving the referral. No bill may be submitted in connection with a prohibited referral. Violations are punishable by civil monetary penalties upon both the person making the referral and the provider rendering the service. Such persons or entities are also subject to exclusion from Medicare and Medicaid. Many states have adopted laws similar to the Stark Law which restrict the ability of physicians to refer patients to entities with which they have a financial relationship. The Stark Law and similar state statutes apply to our products and services, and we believe our relationships comply with these laws. However, if our practices are found to violate the Stark Law or similar state statues, we may be subject to sanctions or be required to alter or discontinue some of our practices. This could reduce our revenues or profits.

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

      The OIG has issued final regulations concerning inducements to beneficiaries. Under the new regulations, permissible incentives are those given in connection with preventive care, including pre and post natal care, and services described in the U.S. Preventive Service Task Force’s Guide to Preventive Care. OIG also believes that items of nominal value given to beneficiaries are permissible even if not related to preventive care. However, permissible incentives would not include cash or cash equivalents. We from time to time provide some items at no charge to our patients in connection with their drug therapies, not all of which are included on the list of items specifically stated not to violate the regulations. However, we believe that those items are allowed by the underlying statute. A determination that we violated the regulations or the statute, however, could result in sanctions that reduce our revenue or profits.

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

      Confidentiality, Privacy and HIPAA. Federal and state laws protect confidentiality of medical records and privacy of patient health information. We receive and use patient health information and maintain medical records for each patient to whom we dispense drugs. We are thus subject to some of these medical record confidentiality and patient information privacy laws, including HIPAA. As part of the Administrative Simplification provision of HIPAA, DHHS published final regulations governing electronic transactions involving health information on August 17, 2000. These regulations are commonly referred to as the Transaction Standards Rule. The Transaction Standards Rule establishes standards for the most common health care transactions. Under the new standards, any party transmitting or receiving health transactions electronically must send and receive data in a single format, rather than the large number of different data formats currently used. The Transaction Standards Rule applies to us in connection with submitting and processing health claims. The Transaction Standards Rule also applies to many of our payors and to our relationships with those payors.

      On December 28, 2000, DHHS published final regulations implementing HIPAA that adopted standards for the privacy of individually identifiable health information (Privacy Rule). The regulations cover health care providers, health care clearinghouses and health plans (Covered Entities). The Privacy Rule imposes significant administrative and financial obligations on companies that use or disclose individually identifiable information relating to the health of a patient.

      DHHS has published final regulations implementing that portion of HIPAA governing the security of health information. Most Covered Entities will be required to comply with these regulations by April 21, 2005. We are reviewing these regulations and will adopt policies and change some of our practices to comply with them.

      The HIPAA regulations impose criminal penalties on wrongful disclosure of protected health information. We maintain procedures and provide training to our employees in an effort to comply with all of the medical record confidentiality and patient information privacy laws to which we are subject. We believe that we comply with applicable privacy provisions of HIPPA. While we attempt to comply with all confidentiality requirements, a violation of any such confidentiality or privacy law could subject us to sanctions that could reduce revenues or profits.

      In addition to its provisions regarding the privacy of patient health information described above, HIPAA also imposes criminal penalties for fraud against any health care benefit program, for theft or embezzlement involving health care and for false statements in connection with the payment of any health benefits. These HIPAA fraud and abuse provisions apply not only to federal programs, but also to private health benefit programs. HIPAA also broadened the authority of the OIG to exclude participants from federal health care programs. Although we do not know of any current violations of the fraud and abuse provisions of HIPAA, if we were found to be in violation of these provisions, the government could seek penalties against us including exclusion from participation in government payor programs. Significant fines could cause liquidity problems and adversely affect our results of operations.

      Balanced Budget Act. Each state operates a Medicaid program funded in part by the Federal government. The states may customize their programs within federal limitations. Each state program has its own payment formula and recipient eligibility criteria. In recent years, changes in Medicare and Medicaid programs have resulted in limitations on, and reduced levels of, payment and reimbursement for a substantial portion of health care goods and services. For example, a number of state Medicaid agencies have taken action to reduce their reimbursement rates in response to the changes in the reimbursement rates adopted by the Medicare Program.

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

Employees

      As of June 30, 2004, we had 1,977 full-time and 514 part-time employees. Our employees include approximately 145 full-time and 53 part-time pharmacists. Our employees are not represented by a labor union, and we believe we have good relations with our employees.

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

Internet Website

      The Company’s Internet website can be found at www.accredohealth.com. Our internet website provides free access to our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is filed, or furnished, to the Securities and Exchange Commission.

Code of Ethics

      We have adopted a code of ethics that applies to all of our directors, officers and employees. This code is publicly available in the investor relations area of our website at www.accredohealth.com. Copies of our code of ethics may also be requested in print by writing to Investor Relations at 1640 Century Center Parkway, Suite 100, Memphis, Tennessee 38134.

RISK FACTORS

      You should carefully consider the risks and uncertainties we describe below before investing in Accredo Health, Incorporated. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect our company.

      If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment

We are highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or grow our revenues.

      Approximately 36% of our revenue for the year ended June 30, 2004 was derived from the sale of IVIG and blood clotting factor product. The majority of our IVIG and blood clotting factor products were purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen Idec, Inc., Genzyme Corporation, GlaxoSmithKline, Inc. and MedImmune, Inc. Our revenue derived from these relationships represented approximately 39% of our revenue during the year ended June 30, 2004.

      Our agreements with these suppliers are short-term and cancelable by either party without cause on 60 to 365 days prior notice. These agreements also generally limit our ability to handle competing drugs during and, in some cases, after the term of the agreement, but allow the supplier to distribute through channels other than us. Further, these agreements provide that pricing and other terms of these relationships be periodically adjusted for changing market conditions or required service levels. Any termination or modification to any of these relationships could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

Our ability to grow could be limited if we do not expand our existing base of drugs or if we lose patients.

      We primarily sell 21 product lines. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets accounted for approximately 90% of our revenues for the year ended June 30, 2004, with the drugs for hemophilia, autoimmune disorders and PID constituting approximately 36% of our revenue for the same period:

•	Hemophilia, Autoimmune Disorders and PID;

•	Pulmonary Arterial Hypertension;

•	Multiple Sclerosis;

•	Gaucher Disease;

•	Growth Hormone-Related Disorders; and

•	Respiratory Syncytial Virus, or RSV.

      Due to the small patient populations that use the drugs we handle, our future growth is highly dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

Our business would be harmed if demand for our products and services is reduced.

      Reduced demand for our products and services could be caused by a number of circumstances, including:

•	patient shifts to treatment regimens other than those we offer;

•	new treatments or methods of delivery of existing drugs that do not require our specialty products and services;

•	a recall of a drug;

•	adverse reactions caused by a drug;

•	the expiration or challenge of a drug patent;

•	competing treatment from a new drug or a new use of an existing drug;

•	the loss of a managed care or other payor relationship;

•	the expansion of product-only service models;

•	changes in sites of service;

•	the cure of a disease we service; or

•	the death of a high-revenue patient.

There is substantial competition in our industry, and we may not be able to compete successfully.

      The specialty pharmacy industry is highly competitive and is continuing to become more competitive. Most of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

•	other specialty pharmacy distributors;

•	specialty pharmacy divisions of wholesale drug distributors;

•	pharmacy benefit management companies or PBMs;

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users;

•	comprehensive hemophilia treatment centers;

•	patient support groups and payors entering the specialty pharmacy distribution business; and

•	other alternative site health care providers.

      Many of our competitors have substantially greater resources and more established operations and infrastructure than we have. We are particularly at risk from any of our suppliers deciding to pursue their own distribution and services instead of outsourcing these needs to companies like us. A significant factor in effective competition will be our ability to maintain and expand relationships with managed care companies, PBMs and other payors who can effectively determine the pharmacy source for their enrollees.

Entry by PBMs into the specialty pharmacy market, our strategic alliance with Medco Health Solutions, and consolidation in the industry could affect our ability to serve patients.

      Caremark Rx, Inc. and AdvancePCS recently combined to form the nation’s second largest pharmacy benefit manager, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. Express Scripts, Inc., which provides PBM services to over 50 million members, acquired

Curascripts on January 30, 2004. All of these firms are our customers and competitors. On February 9, 2004, we entered into a 10-year strategic alliance with Medco Health Solutions, Inc. where we became the preferred retail and home delivery pharmacy provider to Medco’s members for our specialty pharmacy products. As a result of our new relationship with Medco, other PBMs may be reluctant to do business with us. As PBMs acquire specialty pharmacy capability, it is likely that they will attempt to cancel their relationships with entities, including us, that compete with the PBM specialty pharmacy operations, and to cause the PBM patients to obtain their drugs from the PBM’s own specialty pharmacy. We also expect there will be further consolidation among specialty pharmacy providers, such as the recently proposed merger of Chronimed and MIM Corporation. Such events could materially and adversely affect our financial condition and results of operations.

Our business could be harmed by changes in Medicare or Medicaid.

      Changes in Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to substantial changes and cost containment measures. In recent years, changes in these programs have modified payments to providers both positively and negatively. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, is having a significant impact on the U.S. drug delivery system and, correspondingly, on our business. The MMA expands drug benefits for Medicare beneficiaries. The MMA changes drug pricing methodologies resulting in both increases and decreases in drug payments. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average sales price, or ASP, and provided for Medicare rate reductions that were effective January 1, 2004. These changes include new rates for Remodulin® and Flolan® that for certain vial concentrations are currently reimbursed at below our acquisition cost. The amount of Medicare reimbursement that we receive for blood clotting factor will also be changed effective January 1, 2005 to an ASP methodology. Although the MMA impacted the Company in 2004, we expect potentially significant impact in 2005, 2006 and thereafter, but the effect of which is not readily ascertainable at this time. We expect that the effect of the MMA will be to reduce prices and margins on some of the drugs that we distribute. If we are unsuccessful in obtaining changes in the Medicare reimbursement for Remodulin® and Flolan®, we may reevaluate whether we continue to distribute those products in the future.

      At least one Medicaid program has adopted, and we expect other Medicaid programs, some states and some commercial payors, to adopt those aspects of the MMA that either result in or appear to result in price reductions for drugs covered by such programs. Adoption of ASP as the measure for determining reimbursement by state Medicaid programs for the drugs we sell could materially reduce our revenue and gross margins.

      In order to deal with budget shortfalls, some states are attempting to create state administered prescription drug discount plans, to limit the number of prescriptions per person that are covered, to raise Medicaid co-pays and deductibles, and are proposing more restrictive formularies and reductions in pharmacy reimbursement rates. For example, California’s Medicaid program, MediCal, recently adopted a plan that shifted away from use of acquisition cost plus 1% and instead uses ASP plus 20% for blood clotting factor products. Although California has not yet disclosed exactly how it is calculating ASP, it appears that the ASP rates established by MediCal could be significantly below our original estimates. Prior to adoption of the ASP methodology, the State of California adopted a 5% reimbursement rate reduction paid to providers of the state’s MediCal program, which was scheduled to take effect on January 1, 2004. On December 23, 2003, the United States District Court for the Eastern District of California issued an injunction enjoining the State from implementing the 5% rate reduction. The subsequent change in the law, adopting the new ASP methodology, caused the 5% rate reduction to expire June 30, 2004. This reduction and any further reductions in the reimbursement from MediCal could adversely impact revenues and profitability from the sale of drugs by us or by our two partnerships in California to patients covered by MediCal. Any reductions in amounts reimbursable by other government programs for our services or changes in regulations governing such reimbursements could materially and adversely affect our business, financial condition and results of operations.

Changes in average wholesale prices could reduce our pricing and margins.

      Many government payors, including Medicare and Medicaid, have paid, or continue to pay, us directly or indirectly at a percentage off a drug’s AWP. We have also contracted with a number of private payors to sell drugs at AWP or at a percentage off AWP. AWP for most drugs is compiled and published by several private companies, including First DataBank, Inc. Several states have filed lawsuits against pharmaceutical manufacturers for allegedly inflating reported AWP for prescription drugs. In addition, class action lawsuits have been brought by consumers against pharmaceutical manufacturers alleging overstatement of AWP. We are not responsible for such calculations, reports or payments, however, there can be no assurance that our ability to negotiate discounts from drug manufacturers will not be materially adversely affected by such investigations or lawsuits, in the future.

      The Federal Government has also entered into settlement agreements with several drug manufacturers relating to the calculation and reporting of AWP pursuant to which the drug manufacturers, among other things, have agreed to report new pricing information, the “average sales price”, to government healthcare programs. The average sales price is calculated differently than AWP.

      The recently enacted MMA changes the way the federal government pays for certain Part B drugs. While the majority of our revenue is reimbursed by private payors, as CMS implements the ASP methodology of reimbursement, it may affect our current AWP based reimbursement structure with our private payors. If private payors adopt the ASP methodology, it could have a material effect on reimbursement rates that we are able to negotiate with these payors.

      While we cannot predict the eventual results of these law changes, government proposals, investigations, or lawsuits, the effect of the MMA has been and will be to reduce prices and margins on some of the drugs that we distribute. If government payors or private payors revise their pricing based on new methods of calculating the AWP for drugs we handle or implement reimbursement methodology based on some value other than AWP, this could have a material adverse effect on our business, financial condition and results of operation, including reducing the pricing and margins on certain of our products.

Our business will suffer if we lose relationships with payors.

      We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2002, 2003 and 2004, we derived approximately 79%, 73% and 72% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 3%, 1% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

      Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectable medications. We received approximately 10% of our total revenues from Aetna in the fiscal year ended June 30, 2004. Aetna has recently indicated that during 2005, it will be transferring patients and therapies from us to a new joint venture between Aetna and one of our competitors. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. Further, significant consolidation has occurred among non-government payors, and we expect there will be further consolidation in the future. If payors with whom we have relationships are part of this consolidation, our relationships with those payors could be terminated. The loss of a payor relationship, for example, our relationship with Aetna, Inc. and affiliates (which is terminable on 90 days notice), or an adverse change in the financial condition of a payor, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

Our business could be harmed if payors decrease or delay their payments to us or seek to recoup payments already made.

      Our profitability depends on payment from governmental and non-governmental payors, and we could be materially and adversely affected by cost containment trends in the health care industry or by financial difficulties suffered by non-governmental payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Payors also influence decisions regarding the use of a particular drug treatment and focus on product cost in light of how the product may impact the overall cost of treatment. Further, some payors, including large managed care organizations and some private physician practices, have recently experienced financial trouble. The timing of payments and our ability to collect from payors also affects our revenue and profitability. Payors also have contractual rights to audit our books and records to determine if they have overpaid us. We had a contractual relationship through a joint venture with a pharmacy currently involved in an ongoing reimbursement audit by the California agency that administers MediCal. If the audit finds that the pharmacy received overpayments from MediCal, we could be required, under the terms of our prior contractual relationship, to reimburse the pharmacy for a portion of any amounts recouped by the State of California. Subject to the outcome of the audit, we could be required to make a significant payment in order to satisfy our alleged contractual obligations. If we are unable to collect from payors or if payors fail to pay us in a timely manner, or if payors seek to recoup payments already made to us, it could have a material adverse effect on our business and financial condition.

If any of our relationships with medical centers are disrupted or canceled, our business could be harmed.

      We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and RSV. For the fiscal years ended June 30, 2002, 2003 and 2004, we derived approximately 4%, 4% and 2%, respectively, of our income before income taxes from equity in the net income of unconsolidated joint ventures.

      We own 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal year ended June 30, 2002, 17% of our income before income taxes for the fiscal year ended June 30, 2003 and 7% of our income before income taxes in the current fiscal year ended June 30, 2004.

      Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti-kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. As a result, our joint ventures will be restructured.

      Further, the Department of Health and Human Services, or DHHS, published a set of “safe harbor” regulations and continues to publish clarifications to the safe harbors under the federal anti-kickback statute. Arrangements that fully comply with a safe harbor are deemed not to violate the anti-kickback statute. We have several business arrangements (for example, our joint venture and management arrangements with medical centers, service arrangements with physicians and product pricing arrangements with suppliers) that do not satisfy all of the requirements necessary to fall within the safe harbors. Failure to satisfy a safe harbor does not mean that an arrangement is necessarily illegal. We believe our business arrangements comply with the anti-kickback statute, the Health Insurance Portability and Accountability Act, or HIPPA, the federal Stark Law and similar state laws. However, if we are found to violate any of these laws, we could suffer penalties, fines or possible exclusion, which could adversely affect our revenues and earnings.

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

If additional providers obtain access to favorable Public Health Service, or PHS, pricing for drugs we handle, our business could be harmed.

      The federal pricing program of the Public Health Service, commonly known as PHS, allows qualified hospitals and hemophilia treatment centers to obtain discounts on blood clotting factor products. While we are able to access PHS pricing through our contracts to provide contract pharmacy services to hemophilia treatment centers, we are not eligible to participate directly in these programs. Increased competition from hospitals and hemophilia treatment centers that have the right to participate directly in these discount programs may reduce our profit margins.

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

      We could also be exposed to unknown or contingent liabilities resulting from the pre-acquisition operations of the entities we acquire, such as liability for failure to comply with health care or reimbursement laws, including an obligation to recoup reimbursement payments previously received by the companies we acquire. We also face exposure if any seller of an entity which we acquire, is not able to fulfill its indemnification obligations under the terms of the purchase agreement. We may suffer impairment of assets or have to bear a liability for which we are entitled to indemnification but are unable to collect.

Our debt incurred from recent acquisitions may limit our future financial flexibility.

      The current level of our debt will have several important effects on our future operations, including, among others:

•	A portion of our cash flow from operations will be dedicated to the payment of principal on the debt and will not be available for other purposes;

•	Our debt covenants will require us to meet financial tests, and may impose other limitations that may limit our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

•	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

•	Failure to meet our debt covenants could result in foreclosure by our lenders or an increase in the interest rate or administrative fees associated with our debt;

•	We may be at a competitive disadvantage to similar companies that have less debt; and

•	Our vulnerability to adverse economic and industry conditions may increase.

Fluctuations in our quarterly financial results may cause our stock price to decline.

      Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

•	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from the MMA and other state and federal legislation and revisions in pricing methods, or the method of establishing AWP or ASP;

•	below-expected sales or delayed launch of a new drug;

•	price and term adjustments with our drug suppliers;

•	increases in our operating expenses in anticipation of the launch of a new drug;

•	product shortages or an oversupply of product;

•	inaccuracies in our estimates of the costs of ongoing programs;

•	the timing and integration of our acquisitions;

•	changes in our estimates used to prepare our financial statements;

•	effectiveness of our sales force;

•	changes in governmental regulations;

•	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;

•	our provision of drugs to treat seasonal illnesses, such as RSV;

•	physician prescribing patterns;

•	general political and economic conditions;

•	interest rate fluctuations; and

•	adverse experience in collection of accounts receivable.

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

      The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as some of our hemophilia products, IVIG and some other blood-related products, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability has been constrained from time to time. Our suppliers of IVIG have announced initiatives that could result in decreases in the future supply of IVIG, which, in addition to other factors, may cause the pricing of IVIG to rise. There was also an industry wide recombinant factor VIII product shortage that existed for some time, as a result of the manufacturers being unable to increase production to meet rising global demand. Supply of this drug has only recently returned to normal levels. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time and we are unable to acquire an amount of the drug sufficient to service our patients, our business could be harmed.

Our industry is subject to extensive government regulation and noncompliance by us, physicians who prescribe our products and services or our suppliers could harm our business.

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

      The health care laws and regulations that especially apply to our activities include:

•	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs and billing for services rendered pursuant to such referrals, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act (“HIPAA”) created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. Allegations, investigations, or findings of a violation of the Anti-Kickback Law or similar state laws could have a material adverse effect on our business.

•	The Department of Health and Human Services (DHHS) has issued regulations implementing the Administrative Simplification provisions of HIPAA concerning the maintenance of privacy and security of individually identifiable health information. These new regulations require the development and implementation of measures to maintain the privacy and security of health information and require that certain health claims transactions be conducted in accordance with uniform standards. These regulations govern health care providers, health plans and health clearinghouses. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

•	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” Many states have adopted laws similar to the Stark law. A violation of the Stark Law or similar state laws is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

•	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

•	Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients. Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti- kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. Accordingly, some of our existing joint ventures have been restructured and others may be restructured in the future.

•	The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

If some of the drugs that we provide lose their “orphan drug” status, we could face more competition.

      Our business could be adversely affected by the expiration or challenge to the orphan drug status that has been granted by the FDA to some of the drugs that we handle. When the FDA grants orphan drug status, it will not approve a second drug for the same treatment for a period of seven years unless the new drug is chemically different or clinically superior. Not all of the drugs that we sell which are related to our core disease states have orphan drug status. The loss of orphan drug status, the approval of new drugs notwithstanding orphan drug status or the development of drugs that are superior to the drugs we sell could result in additional competitive drugs entering the market, which could harm our business.

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

      Almost all of our revenues result from the sale of drugs we deliver to our patients and a single carrier, FedEx, ships principally all of our products. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

•	any significant increase in shipping rates, including rate increases resulting from higher fuel prices;

•	strikes or other service interruptions by our primary carrier, FedEx, or by another carrier that could affect FedEx; or

•	spoilage of high cost drugs during shipment, since our drugs often require special handling, such as refrigeration.

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

      Our rapid growth over the past several years has placed a strain on our resources, and if we cannot effectively manage our growth, our business, financial condition and results of operations could be materially and adversely affected. We have experienced a large increase in the number of our employees, the size of our programs and the scope of our operations. Our ability to manage this growth and be successful in the future will depend partly on our ability to retain skilled employees, which has become more difficult due to the national health care professional shortage. Our ability to manage our growth is also dependent upon our ability to enhance our management team and improve our management information and financial control systems.

We could be adversely affected by an impairment of the significant amount of goodwill and other intangibles on our financial statements.

      Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the tangible net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge to our earnings. As of June 30, 2004, we had goodwill, net of accumulated amortization, of approximately $383 million, or 38% of total assets and 64% of stockholders’ equity.

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

      Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

•	future announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market;

•	changes in government regulations;

•	overall volatility of the stock market;

•	changes in the financial estimates we provide to the market;

•	changes in estimates by analysts;

•	changes in operating results from quarter to quarter; and

•	loss of key executives.

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

In the event we are unable to satisfy regulatory requirements relating to internal controls, or if these internal controls over financial reporting are not effective, our business and our stock price could suffer.

      Section 404 of Sarbanes-Oxley requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending June 30, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

Item 2.	Properties

Facilities

      Our corporate headquarters are located in Memphis, Tennessee and our other principal facilities are located in Nashville, Tennessee, Charlotte, North Carolina, Warrendale, Pennsylvania, Pittsburgh, Pennsylvania and Overland Park, Kansas. In addition, we have many smaller satellite pharmacy locations in other states.

      Memphis, Tennessee. We currently lease approximately 214,000 square feet of space in an office/warehouse business park in Memphis. The leases on this space expire December 31, 2009, but we have an option to extend our lease terms for one additional five-year period.

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

      Commencing April 8, 2003, the Company and certain officers and directors were named as defendants in several substantially similar putative class action lawsuits filed in the United States District Court for the Western District of Tennessee, Memphis Division. The various complaints have been consolidated into a single action, and the Court appointed co-Lead Plaintiffs on July 1, 2004. A Consolidated Complaint is currently due to be filed no later than September 15, 2004. The lawsuits filed to date name the Company, David D. Stevens, Joel Kimbrough and in one case John R. Grow, as Defendants. One of the lawsuits also named Ernst & Young LLP as a defendant. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. Based on the lawsuits filed to date, the putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuits are without merit and intends to defend these lawsuits vigorously.

      In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy-Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company believes that the claims asserted in the derivative lawsuit are without merit and intends to defend this lawsuit vigorously. A motion to dismiss is currently pending.

      A joint venture in California which is 80% owned by us provided contract pharmacy and related billing services to a local California pharmacy currently under audit by the California Department of Health Services concerning its MediCal billings for blood clotting factor supplied by our joint venture. Although our joint venture is not currently involved with the audit, the contract pharmacy relationship is implicated, and the pharmacy is seeking indemnification from our joint venture. Pending completion of the audit, the state agency has temporarily withheld MediCal payments from the pharmacy and has alleged, among other things, overbilling and false claims. Although we believe these allegations are without merit and expect the pharmacy and our joint venture to vigorously defend against these allegations through judicial proceedings if necessary, we also expect the California state agency to pursue a refund of some or all of the payments made by MediCal to the pharmacy. If state or federal false claim statutes are implicated, the pharmacy could also be assessed fines and penalties. At this time, we do not believe that we will incur any such fines and penalties. Due to the uncertainty about the issues involved in this matter, based on the facts and circumstances known to date, we believe some amount of monetary loss to us is reasonably possible in the range of zero to $20 million, absent any finding of false claims and incurrence of related fines and penalties.

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

 Price Range of Common Stock

      The Company’s common stock is traded on the Nasdaq National Market System under the symbol “ACDO.” The following table sets forth the quarterly high and low sales prices as reported on the Nasdaq National Market System for the fiscal years ended June 30, 2003 and 2004.

Fiscal Years 2003 and 2004	High	Low

Fourth Quarter ended June 30, 2004	$40.70	$33.75
Third Quarter ended March 31, 2004	39.98	30.00
Second Quarter ended December 31, 2003	32.99	27.29
First Quarter ended September 30, 2003	30.28	21.35
Fourth Quarter ended June 30, 2003	26.31	11.95
Third Quarter ended March 31, 2003	39.67	21.02
Second Quarter ended December 31, 2002	38.65	25.19
First Quarter ended September 30, 2002	36.29	24.87

Holders

      As of August 26, 2004, the approximate number of registered stockholders was 35,049 including 1,116 stockholders of record and approximately 33,933 persons or entities holding common stock in nominee name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

      The following table summarizes our equity compensation plans as of June 30, 2004:

(c)
Number of shares
remaining available
	(a)	(b)	for future issuance
	Number of shares to	Weighted-average	under equity
	be issued upon	exercise price of	compensation plans
	exercise of	outstanding	(excluding
	outstanding options,	options, warrants	securities reflected
Plan Category	warrants and rights	and rights	in column (a))

Equity compensation plans approved by Stockholders	4,289,212	$26.71	773,568
Equity compensation plans not approved by Stockholders	—	—	—

Total	4,289,212	$26.71	773,568

Sales of Unregistered Securities

      None.

Purchases of Equity Securities by the Company and Affiliated Purchasers

      During the year ended June 30, 2004, we did not repurchase any shares of our common stock.

Item 6.	Selected Consolidated Financial Data

SELECTED FINANCIAL DATA

      You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Financial Statements and the Notes thereto included elsewhere in this Annual Report on Form 10-K. The selected financial data as of and for the fiscal years ended June 30, 2000, 2001, 2002, 2003 and 2004 have been derived from our audited financial statements. The information set forth below is not necessarily indicative of the results of future operations.

	Years Ended June 30,

	2000	2001	2002(1)	2003	2004

	(in thousands, except per share data)
Statements of Operations Data:
Revenues:
Net patient revenue	$335,601	$446,007	$633,249	$1,337,414	$1,475,036
Other revenue	15,432	14,985	18,257	33,982	38,761
Equity in net income of joint ventures	2,002	1,148	2,067	1,940	3,071

Total revenues	353,035	462,140	653,573	1,373,336	1,516,868
Operating expenses:
Cost of sales	300,973	395,365	544,902	1,086,334	1,197,836
General and administrative	23,831	29,871	45,571	129,803	138,521
Bad debts(2)	6,117	6,131	5,833	87,418	29,745
Restructuring charge	—	—	3,893	—	—
Depreciation and amortization	3,397	4,263	3,675	10,386	12,866

Total operating expenses	334,318	435,630	603,874	1,313,941	1,378,968

Operating income	18,717	26,510	49,699	59,395	137,900
Interest expense (income), net	2,136	(2,770)	(359)	9,564	8,125

Income before minority interest in income of consolidated joint venture and income taxes	16,581	29,280	50,058	49,831	129,775
Minority interest in income of consolidated joint venture	(177)	(692)	(1,273)	(2,044)	(2,338)

Income before income taxes	16,404	28,588	48,785	47,787	127,437
Income tax expense	6,508	11,333	19,025	18,252	49,124

Net income	$9,896	$17,255	$29,760	$29,535	$78,313

Diluted earnings per common share:
Net income	$0.30	$0.44	$0.73	$0.61	$1.60

Cash dividends declared on common stock	$—	$—	$—	$—	$—

	June 30,

	2000	2001	2002	2003	2004

Balance Sheet Data:
Cash and cash equivalents	$10,204	$54,520	$42,913	$48,006	$42,743
Working capital	35,639	88,288	309,780	295,874	356,574
Total assets	205,229	289,244	924,829	914,783	998,182
Long-term debt	37,000	—	224,688	178,438	174,866
Stockholders’ equity	77,544	189,170	471,054	512,708	601,943

(1)	Our results for the fiscal year ended 2002 include the operations of the SPS division from June 14, 2002 through June 30, 2002.

(2)	Bad debts expense for our fiscal year 2003 includes the effect of a significant change in estimate as described below in the heading “Change in Accounting Estimate” in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	2002	2003	2004

Hemophilia, Autoimmune Disorders and PID	27%	38%	36%
Multiple Sclerosis	31%	14%	14%
Pulmonary Arterial Hypertension	2%	14%	16%
Gaucher Disease	18%	10%	9%
Growth Hormone-Related Disorders	9%	7%	8%
Respiratory Syncytial Virus	10%	6%	7%

      The increases in revenues from the diseases hemophilia and autoimmune disorders, PID and PAH and the related decreases in revenues from the diseases multiple sclerosis, Gaucher, growth hormone related disorders and RSV from fiscal year 2002 to fiscal year 2003 are due to the acquisition of the SPS division in June 2002. The majority of the revenues of the SPS division related to hemophilia and autoimmune disorders, PID and PAH.

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

•	allow the manufacturer to distribute directly or through other parties; and

•	are short-term and may be cancelled by either party, without cause, with 60 to 365 days prior notice.

      These agreements vary in level of exclusivity and scope of services provided. We typically purchase products at prices at or below the manufacturers’ average wholesale sales prices, and our resulting contribution margins vary for each product line. Pricing is customized to reflect specific services to be provided by us and in some cases is subject to periodic adjustments to reflect changing market conditions. A few of these agreements limit our ability to supply competing drugs during (and in one case up to five years after) the term of the agreement.

      We purchase drugs for hemophilia and immune disorders from all available sources. We are one of the national assignment of benefits providers selected by MedImmune, Inc. to distribute drugs for RSV. During 2002, we began providing specialty retail pharmacy services for the treatment of patients with PAH. We distribute all three of the FDA approved drug therapies for this disease.

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

      Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Year Ended
	June 30, 2002	June 30, 2003	June 30, 2004

Non-governmental	79%	73%	72%
Governmental:
Medicaid	19%	20%	21%
Medicare	2%	7%	7%

      The increase in Medicare reimbursement and the related decrease in non-governmental reimbursement from fiscal year 2002 to fiscal year 2003 is due to the revenues from hemophilia factor and the PAH products, Flolan® and Remodulin®, as a result of the acquisition of the SPS division. These are the only products we distribute for which we were reimbursed directly by Medicare in fiscal year 2002 and 2003. We anticipate that our payor mix for fiscal year 2005 will be similar to the payor mix achieved in fiscal year 2004.

      We have five joint venture agreements with various medical centers (or their affiliates) in which we own 50% of each venture and one joint venture agreement with a medical center affiliate in which we own 80% of the joint venture. Many of our patient populations have diseases that are discovered before or during adolescence and require ongoing care from physician specialists, many of whom are based at pediatric, academic and other acute care medical centers. To date, these ventures have primarily derived revenues from the treatment of patients with hemophilia, growth hormone-related disorders and RSV. We share profits and losses with our joint venture partners in equal proportion to our respective equity ownership. We account for our interests in the net income or loss in our 50% owned joint ventures under the equity method of accounting; we consolidate our 80% owned joint venture. Our equity interest in the net income of the 50% owned joint ventures represented approximately 4% of our income before income taxes in each of the years ended June 30, 2002 and 2003, and 2% of our income before income taxes in the year ended June 30, 2004.

      Cost of sales include drug acquisition costs, pharmacy and warehouse personnel costs, freight and other direct costs associated with the delivery of our products and costs of clinical services provided. General and administrative expenses include the personnel costs of the reimbursement, sales, marketing, administrative and support staffs as well as corporate overhead and other general expenses. Bad debts include our provision for patient accounts receivable, which we estimate will prove to be uncollectible after routine collection efforts have been exhausted. We typically hire personnel and incur legal, recruiting, marketing and other expenses in anticipation of the commercial launch of a new biopharmaceutical drug. In some instances, a portion of these expenses are reimbursed to us by the biopharmaceutical manufacturer. We have not historically capitalized any of these start-up expenses.

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

      Many government payors, including Medicare and Medicaid, historically paid us directly or indirectly for some of the drugs that we sell at the drugs’ AWP or a percentage discount off AWP. Medicare reduced their reimbursement rates effective January 1, 2004 from AWP less 5% to AWP less 15%, however blood clotting factor was excluded from this change. Effective January 1, 2005, blood clotting factor will be reimbursed by Medicare using a formula of Average Selling Price (“ASP”) plus 6% plus a proposed separate payment of $0.05 per unit. In addition, MediCal changed its reimbursement formula to ASP plus 20% effective June 1, 2004.

      Both federal and state legislators are continuing to scrutinize the healthcare industry for the purpose of reducing healthcare costs. While we are unable to predict what, if any, future healthcare-reform legislation may be enacted at the federal or state level, we expect continuing pressure to limit expenditures by governmental healthcare programs, which could impact the amount of revenue we receive. Approximately 21%, 27% and 28% of gross patient revenues (excluding the acute business acquired from Gentiva) for the years ended June 30, 2002, 2003 and 2004, respectively, was from Medicare and state-sponsored Medicaid programs. With the purchase of the SPS division, the percentage of our revenue reimbursed by Medicare and Medicaid was higher in 2003 when compared to the percentages experienced by us prior to the acquisition.

Strategic Alliance

      On February 9, 2004, we signed a long-term agreement with Medco Health Solutions, Inc. (“Medco”) to become the preferred retail and home delivery pharmacy provider to Medco members for our specialty product lines that we currently dispense to treat patients with long-term, chronic diseases. The agreement includes drugs to treat hemophilia, PAH, RSV, multiple sclerosis, growth hormone related disorders and Gaucher’s disease. We have historically provided our drugs to some Medco members, however, we expect an increase in the number of prescriptions for Medco members resulting from the agreement.

Acquisition

      On June 13, 2002, we acquired the SPS division of Gentiva. We acquired substantially all of the assets used in the SPS division including 100% of the outstanding stock in three of Gentiva’s subsidiaries that were exclusively engaged in the business conducted by the SPS division. The SPS business provides specialty retail pharmacy and related services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases previously served by us, the SPS business was also a leading provider of specialty pharmacy and related services to patients with PAH. As a result of the acquisition, we became a leading provider of specialty retail pharmacy and related services, as measured by revenue. The aggregate purchase price was $463.8 million (including $13.8 million of acquisition related costs) and consisted of $217.1 million of cash and 7,591,464 shares of common stock valued at $246.7 million. The results of the SPS business have been included in the consolidated financial statements since June 14, 2002.

Results of Operations

      The following table sets forth for the periods indicated, the percentages of total revenues represented by the respective financial items:

	Years Ended June 30,

	2002	2003	2004

Revenues:
Net patient revenue	96.9%	97.4%	97.2%
Other revenue	2.8	2.5	2.6
Equity in net income of joint ventures	0.3	0.1	0.2

Total revenues	100.0	100.0	100.0
Operating expenses:
Cost of sales	83.4	79.1	79.0
General and administrative	7.0	9.4	9.1
Bad debts	0.9	6.4	2.0
Restructuring charge	0.6	—	—
Depreciation and amortization	0.5	0.8	0.8

Total operating expenses	92.4	95.7	90.9

Operating income	7.6	4.3	9.1
Interest income (expense), net	0.1	(0.7)	(0.5)

Income before minority interest and income taxes	7.7	3.6	8.6
Minority interest	(0.2)	(0.1)	(0.2)

Income before income taxes	7.5	3.5	8.4
Income tax expense	2.9	1.3	3.2

Net income	4.6%	2.2%	5.2%

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

Revenue Recognition

      Net patient revenues are from the sales of biopharmaceutical drugs to patients and are reported at the net amount billed to patients, third-party payors and others in the period the products are delivered. We have agreements with certain third-party payors that provide for payments to us at amounts discounted from our established rates.

      From time to time we enter into management contracts with hemophilia treatment centers, medical centers and joint ventures in which we have an interest. Pursuant to these contracts, we will provide certain billing, pharmacy dispensing, inventory management, shipping, reimbursement, collection and other manage-

ment services in exchange for fees that range from a reimbursement of our costs to a percentage of the managed entities billed charges, less contractual allowances. These contracts are for terms of up to five years and are usually cancelable on short notice. Revenue from the management contracts is recognized when the services are rendered and is included in other revenue.

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

Patient Credit Balance Liability

      Patient credit balances arise due to many factors including overpayments from payors, unapplied payments due to insufficient information and payments against invoices that have previously been written off. We estimate the amount of credit balances that relate to overpayments from payors based upon historical trends and other available information and classify those credit balances as accounts payable in the consolidated financial statements.

Self Insurance Reserves

      We maintain self-insured workers’ compensation, medical and dental plans for employees. Claims expense is accrued under these plans as the incidents that give rise to them occur. We use a third-party administrator to process all such claims. Unpaid claim accruals are estimated based on historical costs of settlement and average lag times. We believe that the estimation methodology used effectively captures our claims costs, however, payments could differ from our estimates due to changes in the healthcare cost structure or changes in the volume of claims filed.

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

      Effective on July 1, 2001, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets. This statement addresses the accounting and reporting of goodwill and other intangible assets subsequent to their acquisition. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill was discontinued, and we began reviewing goodwill at least annually for impairment.

      We evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. We have one reporting unit and the fair value of the reporting unit exceeded its carrying amount resulting in no impairment charges in fiscal year 2004.

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

Change in Accounting Estimate

      In preparing our financial statements, we are required to make certain estimates, including those related to the allowance for doubtful accounts, refundable credit balances, self-insurance accruals, income tax liabilities, litigation and impairment tests on goodwill. We periodically review our estimates to ensure that the estimates appropriately reflect changes in our business or as new information becomes available.

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

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

      Revenues. Total revenues increased 10% from $1.373 billion to $1.516 billion from fiscal year 2003 to fiscal year 2004. Net patient revenues increased 10% from $1.337 billion to $1.475 billion from fiscal year 2003 to fiscal year 2004. During fiscal 2003, we began distributing certain wholesale products on a consignment basis for the manufacturer and sold our infertility business thus eliminating revenues from the sale of these products from our business. Revenues from these products amounted to approximately $65.9 million in fiscal 2003. Excluding the $65.9 million from fiscal 2003 results, our revenues increased 16% from fiscal year 2003 to fiscal year 2004. The increase in revenues is primarily due to volume growth in our products for the treatment of RSV, PAH, growth hormone disorders, hemophilia, autoimmune disorders and PID as a result of the addition of new patients and additional sales of product to existing patients. In addition, we experienced growth in revenues from Avonex® due to product pricing increases. We also benefited from the addition of new and expanded contracts with managed care organizations.

      Cost of Sales. Cost of sales increased 10% from $1.086 billion to $1.198 billion from fiscal year 2003 to fiscal year 2004, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 79.1% to 79.0% from fiscal year 2003 to fiscal year 2004 resulting in gross margins of 20.9% in fiscal year 2003 and 21.0% in fiscal year 2004. The composite gross margin was relatively flat from fiscal 2003 to fiscal 2004, and the gross margins for the individual products were relatively stable as well. There were some changes in product mix from fiscal 2003 to fiscal 2004; however, the decrease in revenues from the higher margin products for the treatment of hemophilia and immune disorders was offset by an increase in revenues from the products for the treatment of PAH. Similarly, a decrease in revenues from the lower margin products for the treatment of multiple sclerosis and Gaucher disease was offset by an increase in revenues from the products for the treatment of RSV and growth hormone. These changes resulted in a 0.1% increase in gross margin from fiscal 2003 to fiscal 2004.

      General and Administrative. General and administrative expenses increased from $129.8 million to $138.5 million, or 7%, from fiscal year 2003 to fiscal year 2004. As a percentage of revenues, general and administrative expenses decreased from 9.4% to 9.1% from fiscal 2003 to fiscal 2004. The increase in expense is primarily due to the increase in audit fees as a result of the change to Deloitte & Touche LLP for the fiscal 2003 audit, increased salaries and benefits associated with the expansion of our support staffs to support the revenue growth and increased insurance premiums. Although there has been a 7% increase in general and administrative expense, the expense as a percentage of revenue has decreased 0.3% due to the leveraging of the some of our general and administrative expenses over increased revenues.

      Bad Debts. Bad debts decreased from $87.4 million to $29.7 million from fiscal year 2003 to fiscal year 2004. As a percentage of revenues, bad debt expense decreased from 6.4% to 2.0% from fiscal year 2003 to fiscal year 2004. The decrease in expense is primarily due to the change in fiscal 2003 described above in Change in Accounting Estimate resulting in additional bad debt expense recorded in fiscal 2003.

      Depreciation and Amortization. Depreciation expense increased from $5.8 million to $8.2 million from fiscal year 2003 to fiscal year 2004 as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware and enhancements to our fully integrated pharmacy and reimbursement system. Amortization expense related to other intangible assets increased from $4.6 million to $4.7 million from fiscal year 2003 to fiscal year 2004, due to additional amortization related to the purchase of the assets from Alpha Therapeutic Services, Inc. in October 2003.

      Interest Expense, Net. Interest expense, net decreased from $9.6 million in fiscal year 2003 to $8.1 million in fiscal year 2004 due to a decrease in the average amount of debt outstanding and lower interest rates during fiscal 2004.

      Income Tax Expense. Our effective tax rate increased from 38.2% to 38.6% from fiscal year 2003 to fiscal year 2004. The difference between the recognized effective tax rate and the statutory tax rate is primarily attributed to state income taxes.

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

      Revenues. Total revenues increased 110% from $0.654 billion to $1.373 billion from fiscal year 2002 to fiscal year 2003. Net patient revenues increased 111% from $0.633 billion to $1.337 billion from fiscal year 2002 to fiscal year 2003. The increase in revenues is attributable to the SPS acquisition completed on June 13, 2002 and volume growth in our products for the treatments of growth hormone disorders, hemophilia, Gaucher disease and immune disorders as a result of the addition of new patients and additional sales of product to existing patients. We also had a significant increase in our seasonal drug Synagis® for the treatment of RSV as a result of increased patient volume. We also benefited from the addition of new and expanded contracts with managed care organizations.

      Cost of Sales. Cost of sales increased 99% from $0.545 billion to $1.086 billion from fiscal year 2002 to fiscal year 2003, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 83.4% to 79.1% from fiscal year 2002 to fiscal year 2003 resulting in gross margins of 16.6% in fiscal year 2002 and 20.9% in fiscal year 2003. Gross margins for the individual products remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in fiscal year 2003. The primary drivers were increased revenues from hemophilia factor, IVIG for the treatment of immune disorders and Flolan® for the treatment of PAH, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute.

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

Liquidity and Capital Resources

      As of June 30, 2004 and June 30, 2003, we had working capital of $356.6 million and $295.9 million, respectively. Our net cash provided by operating activities was approximately $58.3 million for the year ended June 30, 2004 and $71.1 million for the year ended June 30, 2003. This decrease is primarily due to the increase in inventory from $90.0 million as of June 30, 2003 to $128.3 million as of June 30, 2004. As a percentage of cost of sales, inventory increased from 8.3% in fiscal 2003 to 10.7% in fiscal 2004. This increase is due to the growth in our business, the purchase of inventory to fulfill certain purchase commitments and the purchase of certain inventory at a lower acquisition cost. This increased level of inventory does not exceed our demand, and we do not expect to have any obsolescence adjustments related to this additional inventory. As a percentage of net patient revenue, net patient accounts receivable decreased from 23% in fiscal 2003 to 22% in fiscal 2004 resulting in days sales outstanding of approximately 84 in fiscal 2003 and 81 in fiscal 2004.

      Net cash used by investing activities was $55.6 million for the year ended June 30, 2004 and $38.0 million for the year ended June 30, 2003. Cash used by investing activities in the year ended June 30, 2004 consisted primarily of $35.9 million for acquisitions and $19.7 million for purchases of property and equipment. Cash used by investing activities in the year ended June 30, 2003 consisted primarily of $22.0 million for acquisitions, which included a $16.0 million earn out payment related to a fiscal year 2002 acquisition and $16.0 million for purchases of property and equipment.

      Net cash used in financing activities was $8.0 million for the year ended June 30, 2004 and $28.0 million for the year ended June 30, 2003. Cash used in financing activities for the year ended June 30, 2004 consisted primarily of $15.4 million of repayments on our credit facility and $1.4 million in distributions to our minority interest partner less $8.8 million from the issuance of common stock. Cash used in financing activities for the year ended June 30, 2003 consisted primarily of $35.3 million of repayments on our credit facility and

$0.5 million in distributions to our minority interest partner less $7.8 million from the issuance of common stock.

      Historically, we have funded our operations and continued internal growth through cash provided by operations. Capital expenditures amounted to $19.7 million in fiscal year 2004 and $16.0 million in fiscal year 2003. We anticipate that our capital expenditures for the fiscal year ending June 30, 2005 will consist primarily of additional computer hardware, enhancements to our fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet the needs of our growth. We expect the cost of our capital expenditures in fiscal year 2005 to be approximately $20.0 million, exclusive of any acquisitions of businesses. We expect to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit facility with our bank.

      As of June 30, 2004, our $325 million revolving credit facility with Bank of America, N.A. and other participating banks (collectively the “Lenders”) consisted of a $125 million revolving commitment expiring June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Prior Tranche B Term Loan) due in periodic principal payments through March 2009. On November 18, 2003, we amended our credit facility to lower the margin on the Prior Tranche B Term Loan to 2.25% for London Inter-Bank Offered Rate (LIBOR) based loans and 0.75% for prime rate based loans effectively reducing the margin by 50 basis points through May 2004 and 25 basis points for the remaining term of the loan. We paid Bank of America, N.A. $175,000 in administrative fees to obtain the amendment. Since June 30, 2004, we have amended our credit facility to increase the size of the credit facility to $550 million, consisting of a $175 million revolving commitment expiring July 2009 and a $375 million term loan (Tranche B Term Loan) due in periodic principal payments through June 2011. The terms of the amended agreement are similar to and no less favorable than those contained in the $325 million credit facility as in effect on June 30, 2004.

      Amounts outstanding under the credit facility bear interest at varying rates based upon a LIBOR or prime rate of interest (as selected by us), plus a variable margin rate based upon our leverage ratio as defined by the credit agreement. The combination of a variable rate margin and LIBOR base rate resulted in an effective rate of 3.67% and 3.39% at June 30, 2003 and 2004, respectively. Our obligations under the credit facility are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our domestic subsidiaries. The Lenders’ security interest in a portion of our inventory is subordinate to the liens on that inventory under the terms of a security agreement between one of our vendors and us. The same vendor has a security interest in certain accounts receivable, which is subordinate to the rights of the Lenders.

      The credit facility documentation contains financial covenants, including requirements to maintain certain ratios with respect to leverage, fixed charge coverage, net worth and asset coverage, each as defined in the credit agreement. The credit facility documentation also includes customary affirmative and negative covenants, including covenants relating to transactions with affiliates, uses of proceeds, restrictions on subsidiaries, limitations on indebtedness, limitations on mergers, acquisitions and asset dispositions, limitations on investments, limitations on payment of dividends and stock repurchases, and other distributions. The credit facility documentation also contains customary events of default, including events relating to changes in control of the Company.

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

      Our liquidity needs currently arise primarily from working capital requirements, capital expenditures, commitments related to financing obtained through the issuance of long-term debt and inventory purchase obligations. We believe that our cash from operations, cash available under the recently increased revolving credit facility and the proceeds from any offering of debt or equity securities allowed by the shelf registration statement will be sufficient to meet our internal operating and working capital requirements and growth plans for at least the next 12 months.

Commitments and Contractual Obligations

      The following table sets forth a summary of our contractual cash obligations as of June 30, 2004. Certain of these contractual obligations are reflected in our balance sheet, while others are disclosed in the notes to the financial statements as future obligations under accounting principles generally accepted in the United States of America. Excluding long-term debt, this table does not include amounts already recorded on our balance sheet.

	Payments Due Under Contractual Obligations by Fiscal Year

	2005	2006	2007	2008	2009	Thereafter	Total

	(in thousands)
Long-Term Debt	$4,445	$3,928	$3,750	$3,750	$163,438	$—	$179,311
Operating Leases	7,464	5,077	3,662	2,359	1,741	808	21,111
Purchase Obligations	262,192	161,584	30,126	—	—	—	453,902
Capital Leases	—	—	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—	—	—

	$274,101	$170,589	$37,538	$6,109	$165,179	$808	$654,324

      The long-term debt obligations in the table reflect the maturities pursuant to credit facility amendments since June 30, 2004.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Impact of Recently Issued Accounting Standards

      In December 2003, the FASB issued FIN No. 46(R), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN No. 46(R) is effective for the first interim or annual period ending after March 15, 2004. We have determined that we do not have any variable interest entities and therefore, the adoption of the provisions of FIN No. 46(R) in fiscal year 2004 did not have a material effect on our financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This Statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and must be applied prospectively. The adoption of the provisions of SFAS No. 149 in fiscal year 2004 did not have a material effect on our financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement established standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of the provisions of SFAS No. 150 in fiscal year 2004 did not have a material effect on our financial position or results of operations.

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

      We sometimes use derivative financial instruments to manage our exposure to rising interest rates on our variable-rate debt, primarily by entering into variable-to-fixed interest rate swaps. We had fixed the interest rate through July 21, 2004 on $120 million of our variable-rate debt through the use of a variable-to-fixed interest rate swap. As a result, we did not benefit from any decrease in interest rates nor were we subjected to any detriment from rising interest rates on this portion of our debt during the period of the swap agreement.

      We have not yet hedged against our interest rate risk exposure after July 21, 2004. As a result, we will benefit from decreasing interest rates, but rising interest rates on our debt will also harm us. Accordingly, if we maintain our current level of total debt, including additional debt incurred in July 2004, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $3.75 million for the year. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of $3.75 million for the same period.

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

      Ernst & Young LLP was retained as the Company’s independent auditor at the time of the Company’s formation on May 29, 1996. Ernst & Young LLP’s report on the financial statements of the Company for the year ended June 30, 2002 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope, or accounting principles.

      During the year ended June 30, 2002 and the interim period between June 30, 2002 and May 5, 2003, there were no disagreements between the Company and Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Ernst & Young LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its report for such period. During the year ended June 30, 2002 and the interim period between June 30, 2002 and the date of Ernst & Young LLP’s dismissal on May 5, 2003, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K promulgated by the Securities and Exchange Commission).

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

      During the fiscal year ended June 30, 2002, and the interim period between June 30, 2002 and the date of the Company’s engagement of Deloitte & Touche LLP, the Company did not consult with Deloitte & Touche LLP with respect to any matters described in paragraphs (a)(2)(i) or (ii) of Item 304 of Regulation S-K.

Item 9A.	Controls and Procedures

      The Company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company’s Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report, the Company maintains disclosure controls and procedures that provide reasonable assurance that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

      There have been no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Proposals for Stockholder Action — Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Management” and “Compensation Committee Interlocks and Insider Participation” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

      The information required by this item will appear in the section entitled “Executive Compensation” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders, which information, other than the Compensation Committee Report and Performance Graph required by Items 402(k) and (l) of Regulation S-K, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      Securities Authorized for Issuance Under Equity Compensation Plans in Part II, Item 5, of the report are incorporated by reference into this Item 12.

      The information required by this item will appear in, and is incorporated by reference from, the section entitled “Security Ownership of Directors, Officers and Principal Stockholders” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Compensation Committee Interlocks and Insider Participation” and “Certain Relationships and Related Transactions” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

      The information required by this item will appear in, and is incorporated by reference from, the sections entitled “Principal Accounting Fees and Services” included in the Company’s definitive Proxy Statement relating to the 2004 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) Document filed as part of this Report:

Page

(1)	Financial Statements:
	Reports of Independent Registered Public Accounting Firms	F-1
	Consolidated Balance Sheets at June 30, 2003 and 2004	F-3
	Consolidated Statements of Income for the years ended June 30, 2002, 2003 and 2004	F-4
	Consolidated Statements of Stockholders’ Equity for the years ended June 30, 2002, 2003 and 2004	F-5
	Consolidated Statements of Cash Flows for the years ended June 30, 2002, 2003 and 2004	F-6
	Notes to Consolidated Financial Statements	F-7
(2)	Financial Statement Schedule:
	Schedule II — Consolidated Schedule — Valuation and Qualifying Accounts	F-26
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

We filed a report on Form 8-K on May 3, 2004, to furnish as an exhibit, the press release reporting our financial results for the quarter ended March 31, 2004.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Accredo Health, Incorporated
Memphis, TN

      We have audited the accompanying consolidated balance sheets of Accredo Health, Incorporated and subsidiaries (“Company”) as of June 30, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. Our audits also included the financial statement schedule as of June 30, 2004 and 2003, and for the years then ended, listed in the Index at Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The Company’s consolidated financial statements for the year ended June 30, 2002, were audited by other auditors whose report, dated August 16, 2002, expressed an unqualified opinion on those statements.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Accredo Health, Incorporated and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the 2004 and 2003 basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Memphis, Tennessee

September 10, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Accredo Health, Incorporated

      We have audited the accompanying consolidated statements of income, stockholders’ equity and cash flows of Accredo Health, Incorporated for the year ended June 30, 2002. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended June 30, 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Accredo Health, Incorporated’s operations and its cash flows for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Memphis, Tennessee

August 16, 2002

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED BALANCE SHEETS

(000’s omitted, except share data)

	June 30

	2003	2004

ASSETS
Current assets:
Cash and cash equivalents	$48,006	$42,743
Receivables:
Patient accounts	434,523	406,693
Allowance for doubtful accounts	(126,541)	(81,051)

	307,982	325,642
Due from affiliates	3,933	4,191
Other	21,226	28,584

	333,141	358,417
Inventories	89,985	128,323
Prepaid expenses and other current assets	4,625	5,084
Income taxes receivable	1,546	382
Deferred income taxes	24,579	14,129

Total current assets	501,882	549,078
Property and equipment, net	31,681	41,283
Other assets:
Joint venture investments	5,908	7,713
Goodwill, net	352,509	382,628
Other intangible assets, net	22,803	17,480

Total assets	$914,783	$998,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$169,664	$164,780
Accrued expenses	19,518	22,625
Due to affiliates	576	654
Current portion of long-term debt	16,250	4,445

Total current liabilities	206,008	192,504
Long-term debt	178,438	174,866
Deferred income taxes	14,810	25,112
Minority interest in consolidated joint venture	2,819	3,757
Commitments	—	—
Stockholders’ equity:
Undesignated preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 47,838,257 shares in 2003 and 48,603,341 shares in 2004 issued and outstanding	478	486
Additional paid-in capital	425,183	436,021
Accumulated other comprehensive income (loss)	(68)	8
Retained earnings	87,115	165,428

Total stockholders’ equity	512,708	601,943

Total liabilities and stockholders’ equity	$914,783	$998,182

See accompanying notes to consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF INCOME

(000’s omitted, except share data)

	Years Ended June 30

	2002	2003	2004

Revenues:
Net patient revenue	$633,249	$1,337,414	$1,475,036
Other revenue	18,257	33,982	38,761
Equity in net income of joint ventures	2,067	1,940	3,071

Total revenues	653,573	1,373,336	1,516,868
Operating expenses:
Cost of sales	544,902	1,086,334	1,197,836
General and administrative	45,571	129,803	138,521
Bad debts	5,833	87,418	29,745
Restructuring charge	3,893	—	—
Depreciation	2,338	5,834	8,210
Amortization	1,337	4,552	4,656

Total operating expenses	603,874	1,313,941	1,378,968

Operating income	49,699	59,395	137,900
Interest income (expense):
Interest expense	(662)	(10,281)	(8,986)
Interest income	1,021	717	861

	359	(9,564)	(8,125)

Income before minority interest in income of consolidated joint venture and income taxes	50,058	49,831	129,775
Minority interest in income of consolidated joint venture	(1,273)	(2,044)	(2,338)

Income before income taxes	48,785	47,787	127,437
Income tax expense	19,025	18,252	49,124

Net income	$29,760	$29,535	$78,313

Net income per common share:
Basic	$0.75	$0.62	$1.63

Diluted	$0.73	$0.61	$1.60

Weighted average shares outstanding:
Basic	39,547,712	47,509,682	48,165,855
Diluted	40,919,625	48,442,723	49,042,676

See accompanying notes to consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(000’s omitted, except share data)

				Accumulated
				Other
	Common		Additional	Comprehensive	Accumulated	Total
	Stock	Common	Paid-In	Income	Retained	Stockholders’
	Shares	Stock	Capital	(Loss)	Earnings	Equity

Balance at June 30, 2001	38,931,027	$389	$160,961	$—	$27,820	$189,170
Issuance of common stock:
In connection with an acquisition	7,591,464	76	246,647	—	—	246,723
Exercise of stock options	427,442	4	2,193	—	—	2,197
Employee stock purchase plan	43,328	1	895	—	—	896
Tax benefit of exercise of stock options	—	—	2,204	—	—	2,204
Compensation resulting from stock transactions, net of income tax benefit	—	—	104	—	—	104
Net income	—	—	—	—	29,760	29,760

Balance at June 30, 2002	46,993,261	470	413,004	—	57,580	471,054
Issuance of common stock:
Exercise of stock options	762,250	7	6,008	—	—	6,015
Employee stock purchase plan	82,746	1	1,794	—	—	1,795
Tax benefit of exercise of stock options	—	—	4,377	—	—	4,377
Mark to market interest rate swap, net of taxes of $43	—	—	—	(68)	—	(68)
Net income	—	—	—	—	29,535	29,535

Balance at June 30, 2003	47,838,257	478	425,183	(68)	87,115	512,708
Issuance of common stock:
Exercise of stock options	699,410	7	7,306	—	—	7,313
Employee stock purchase plan	65,674	1	1,458	—	—	1,459
Tax benefit of exercise of stock options	—	—	2,074	—	—	2,074
Mark to market interest rate swap, net of taxes of $48	—	—	—	76	—	76
Net income	—	—	—	—	78,313	78,313

Balance at June 30, 2004	48,603,341	$486	$436,021	$8	$165,428	$601,943

See accompanying notes to consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(000’s omitted)

	Years Ended June 30

	2002	2003	2004

Operating activities
Net income	$29,760	$29,535	$78,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,675	13,761	16,454
Restructuring charge	3,893	—	—
Provision for losses on accounts receivable	5,833	87,418	29,745
Deferred income taxes	949	(8,198)	20,752
Compensation resulting from stock transactions	164	—	—
Tax benefit of exercise of stock options	2,204	4,377	2,074
Undistributed earnings of joint ventures	(1,827)	(1,270)	(1,805)
Minority interest in income of consolidated joint venture	1,273	2,044	2,338
Changes in operating assets and liabilities, net of effect from business acquisitions:
Patient and other receivables	(34,703)	(62,960)	(52,042)
Due from affiliates	185	(1,102)	(180)
Inventories	(34,577)	30,825	(37,078)
Prepaid expenses and other current assets	(1,945)	(1,155)	(458)
Income taxes receivable	589	(2,507)	1,870
Accounts payable and accrued expenses	56,804	(19,698)	(1,668)

Net cash provided by operating activities	32,277	71,070	58,315

Investing activities
Purchases of marketable securities	(6,000)	—	—
Proceeds from sales and maturities of marketable securities	8,000	—	—
Purchases of property and equipment	(8,858)	(16,005)	(19,671)
Business acquisitions and joint venture investments	(256,172)	(21,970)	(35,902)

Net cash used in investing activities	(263,030)	(37,975)	(55,573)

Financing activities
(Payment of) proceeds from notes payable and line of credit	223,889	(35,313)	(15,377)
Payment of deferred financing costs	(6,737)	—	—
Issuance of common stock	3,094	7,811	8,772
Distributions to minority interest partner	(1,100)	(500)	(1,400)

Net cash provided by (used in) financing activities	219,146	(28,002)	(8,005)

Increase (decrease) in cash and cash equivalents	(11,607)	5,093	(5,263)
Cash and cash equivalents at beginning of year	54,520	42,913	48,006

Cash and cash equivalents at end of year	$42,913	$48,006	$42,743

Supplementary cash flow disclosures
Income taxes paid	$15,279	$20,578	$24,570

Interest paid	$395	$8,936	$7,455

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

      The Company provides specialty retail pharmacy and related services pursuant to agreements with biotechnology drug manufacturers relating to the treatment of patients with certain costly chronic diseases. Because of the unique needs of patients suffering from chronic diseases, biotechnology drug manufacturers have recognized the benefits of customized programs to facilitate alternate site drug administration, ensure compliance with treatment regimens, provide reimbursement assistance and capture valuable clinical and patient demographic information. The Company addresses the needs of the manufacturers, payors and patients by providing specialized services that facilitate product launch and patient acceptance including the collection of timely drug utilization and patient compliance information, patient education and monitoring through the use of written materials and telephonic consultation, reimbursement expertise and overnight drug delivery.

      The Company has designed its specialty retail pharmacy services to focus primarily on biotechnology injectable drugs that: (i) are used on a recurring basis to treat chronic, and potentially life threatening diseases; (ii) are expensive; and (iii) require temperature control or other specialized handling as part of their distribution process. Currently, the Company provides specialty retail pharmacy and related services that primarily address the needs of patients with chronic diseases including Multiple Sclerosis, Gaucher Disease, hemophilia, pulmonary arterial hypertension, growth hormone-related disorders, primary immune deficiencies, autoimmune disorders and respiratory syncytial virus.

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

	2003	2004

Medicare	7%	9%
Medicaid	18%	16%

      Concentration of credit risk relating to accounts receivable is limited to some extent by the diversity and number of patients and payors and the geographic dispersion of the Company’s operations. The Company grants credit without collateral to its patients and payors.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company derives a substantial portion of its revenue from the sale of drugs provided by a limited number of single-source suppliers. The table below shows the concentration of the Company’s revenue derived from the sale of drugs provided by these suppliers for the years ended June 30:

	2002	2003	2004

Biogen	31%	14%	14%
Genzyme	18%	10%	9%
MedImmune	10%	6%	7%

      The Company derived approximately 15% of its revenue from a single non-governmental payor in the year ended June 30, 2002. No payor represented more than 10% of the Company’s revenue in the year ended June 30, 2003. The Company derived approximately 10% of its revenue from a single non-governmental payor in the year ended June 30, 2004.

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

Fair Value of Financial Instruments

      The carrying value of accounts receivable, accounts payable and long-term debt approximates fair value of these financial instruments at June 30, 2003 and 2004.

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

Goodwill and Other Intangible Assets

      Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill was amortized

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

using the straight-line method over their estimated useful lives of 40 years. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Accumulated amortization of goodwill was $7.0 million at June 30, 2003 and 2004. Other intangible assets consist primarily of non-compete agreements and acquired patient relationships in connection with business acquisitions. Other intangibles are being amortized using the straight-line method over their estimated useful lives of two to ten years for the non-compete agreements, four to eight years for acquired patient relationships and five to seven years for the deferred financing costs. Absent any impairment indicators, the Company performs the annual impairment tests during the fourth quarter each year.

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

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended June 30 is as follows (in thousands, except share data):

	2002	2003	2004

Net income, as reported	$29,760	$29,535	$78,313
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all rewards	(3,860)	(10,949)	(11,855)

Pro forma net income	$25,900	$18,586	$66,458

Earnings per share:
Basic – as reported	$0.75	$0.62	$1.63
Basic – pro forma	$0.65	$0.39	$1.38
Diluted – as reported	$0.73	$0.61	$1.60
Diluted – pro forma	$0.64	$0.39	$1.37

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Approximately 21%, 27% and 28% of gross patient revenues for the years ended June 30, 2002, 2003 and 2004, respectively, is from participation in the Medicare and state-sponsored Medicaid programs.

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

Interest Rate Swap Agreements

      The Company enters into interest rate swap agreements as a means of managing its interest rate exposure. The differential to be paid or received is recognized over the life of the agreement as an adjustment to interest expense. The interest rate swap is designated as an effective cash-flow hedge. The fair value of the swap is recorded on the balance sheet, with changes in the fair value included in accumulated other comprehensive income (loss).

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

	2002	2003	2004

Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	39,547,712	47,509,682	48,165,855
Additional shares assuming exercise of dilutive stock options	1,371,913	933,041	876,821

Weighted average number of common and equivalent shares used as the denominator in the diluted earnings per share calculation	40,919,625	48,442,723	49,042,676

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

      During the March 2003 quarter, we analyzed historical collection rates and other data used in estimating the allowance for doubtful accounts. Our calculations indicated that the accounts receivable reserve needed to be increased. As a result of the new information obtained through the analysis completed subsequent to the March 2003 quarter, we recorded a net $49 million charge to bad debt expense and increased the allowance for doubtful accounts related to the accounts receivable of the SPS division in the third quarter of fiscal year 2003.

Risk Management

      The Company maintains self-insured workers’ compensation, medical and dental plans for employees. Claims are accrued under these plans as the incidents that give rise to them occur. Unpaid claim accruals are based on the estimated ultimate cost of settlement, including claim settlement expenses. The Company has entered into reinsurance agreements with independent insurance companies to limit its losses on claims. Under the terms of the agreements, the insurance companies will reimburse the Company for individual claims generally in excess of $200,000 in respect to medical or dental claims, $250,000 in respect to workers’ compensation claims and when total claims exceed an aggregate amount based on the number of covered lives. These reimbursements are included in general and administrative expense in the accompanying consolidated statements of income.

Recent Accounting Pronouncements

      In December 2003, the FASB issued FIN No. 46(R), Consolidation of Variable Interest Entities, which clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements. FIN No. 46(R) requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not provide sufficient equity at risk for the entity to support its activities. FIN No. 46(R) is effective for the first interim or annual period ending after March 15, 2004. We have determined that we do not have any variable interest entities and therefore, the adoption of the provisions of FIN No. 46(R) in fiscal year 2004 did not have a material effect on the financial position or results of operations.

      In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, by requiring that contracts with comparable characteristics be accounted for similarly and clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003, and must be applied prospectively. The adoption of the provisions of SFAS No. 149 in fiscal year 2004 did not have a material effect on the financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement established standards for how an issuer

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 13, 2003 and must be applied prospectively by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of the provisions of SFAS No. 150 in fiscal year 2004 did not have a material effect on the financial position or results of operations.

Reclassifications

      Certain prior year amounts in the consolidated financial statements have been reclassified to conform to the current year classification.

3.	Business Acquisitions

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

      On June 13, 2002, the Company acquired the Specialty Pharmaceutical Services Division (“SPS division”) of Gentiva Health Services, Inc. (“Gentiva”). The Company acquired substantially all of the assets used in the SPS division including 100% of the outstanding stock in three of Gentiva’s subsidiaries that were engaged exclusively in the business conducted by the SPS division. The SPS division provides specialty retail pharmacy and related services relating to the treatment of patients with certain costly chronic diseases. In addition to the diseases served by the Company, the SPS division is also a leading provider of contract

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pharmacy and related services to patients with pulmonary hypertension. As a result of the acquisition, management expected the Company to become the leading provider of specialty retail pharmacy and related services.

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allocated to the acute pharmacy business was $53,000 and $616,000, net of tax benefit, during the periods ended June 30, 2002 and 2003, respectively.

      On October 17, 2003, the Company acquired certain assets of Alpha Therapeutic Services, Inc. (“ATS”) from Baxter Healthcare Corporation. ATS is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring hemophilia clotting factor and IVIG. As a result of the acquisition, the Company was able to increase its market share for the distribution of these products. The aggregate purchase price paid by the Company for this acquisition was $35,700,000. Total assets acquired were $4,157,000, which included accounts receivable of $2,721,000, inventory of $1,261,000 and fixed assets of $175,000. The excess of the total purchase price, including acquisition costs of $14,000, over the fair value of the net assets acquired was allocated as follows: $30,825,000 to goodwill and $652,000 to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The entire amount allocated to goodwill is expected to be deductible for tax purposes. The Company also paid $100,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for five years. The results of the ATS operations have been included in the consolidated financial statements since October 18, 2003.

      The following pro forma financial information presents results as if the 2002 acquisitions (including the results of the acute pharmacy business of the SPS division) had occurred on July 1, 2001 (in thousands, except share data):

2002

Total revenues	$1,401,192
Net income	40,279
Net income per common share:
Basic	$0.86
Diluted	$0.84

      The results of these acquisitions have been included in the Company’s results from their respective dates of acquisition.

4.	Restructuring Charge

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Property and Equipment

      Property and equipment consists of the following at June 30 (in thousands):

	2003	2004

Equipment	$29,798	$50,795
Furniture and fixtures	16,037	14,727

	45,835	65,522
Accumulated depreciation	(14,154)	(24,239)

	$31,681	$41,283

6.	Goodwill and Other Intangible Assets

      Amortizable intangible assets consist of the following at June 30 (in thousands):

	2003		2004

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Patient relationships	$19,072	$5,872	$19,724	$9,507
Non-compete agreements	5,900	2,139	6,000	3,159
Deferred financing costs	7,818	1,976	7,993	3,571

	$32,790	$9,987	$33,717	$16,237

      Estimated amortization expense consists of the following for the years ending June 30 (in thousands):

2005	$4,298
2006	4,173
2007	3,738
2008	500
2009	328

      The change in the carrying amount of goodwill consists of the following (in thousands):

Balance as of June 30, 2002	$334,919
Goodwill acquired during the year, net of tax basis adjustment	17,590

Balance as of June 30, 2003	352,509
Goodwill acquired during the year, net of tax basis adjustment	30,119

Balance as of June 30, 2004	$382,628

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Long-Term Debt

      Long-term debt consists of the following at June 30 (in thousands):

	2003	2004

Credit facility:
Revolving commitment	$—	$—
Tranche A Term Loan	71,250	56,250
Tranche B Term Loan	123,438	122,187

	194,688	178,437
Other	—	874

	194,688	179,311
Less amounts due within one year	16,250	4,445

	$178,438	$174,866

      On June 13, 2002, the Company amended and restated its credit agreement with Bank of America, N.A. and other participating banks (collectively the “Lenders”) to increase the size of the credit facility to $325 million. The credit facility consists of a $125 million revolving commitment expiring June 2007, a $75 million term loan (“Tranche A Term Loan”) due in periodic principal payments through March 2007, and a $125 million term loan (“Tranche B Term Loan”) due in periodic principal payments through March 2009. Amounts outstanding under the credit agreement bear interest at varying rates based upon a LIBOR or prime rate of interest at the periodic election of the Company, plus a variable margin rate based on the Company’s leverage ratio as defined by the credit agreement. The combination of a variable rate margin and LIBOR base rate resulted in an effective rate of 3.67% and 3.39% at June 30, 2003 and 2004, respectively. The credit facility is secured by substantially all assets of the Company, including a pledge of all of the common stock or partnership interest of each of our subsidiaries in which we own an 80% or more interest. The Lenders’ security interest in a portion of the Company’s inventory is subordinate to the liens on that inventory under the terms of a security agreement between the Company and one of its vendors. The same vendor has a security interest in certain accounts receivable of the Company, which is subordinate to the rights of the Lenders. At June 30, 2003 and 2004, the balances outstanding under the credit facility were $194,687,500 and $178,437,500, respectively.

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      Principal maturities of long-term debt consist of the following for the years ending June 30 (in thousands):

2005	$4,445
2006	3,928
2007	3,750
2008	3,750
2009	163,438
After 2009	—

$179,311

      Since June 30, 2004, the Company amended its credit facility. See footnote 17 – Subsequent Events. The maturities in the preceding table reflect the effect of the aforementioned credit facility amendment.

8.	Income Taxes

      The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

      Income tax expense (benefit) consists of the following for the years ended June 30 (in thousands):

	2002	2003	2004

Current:
Federal	$15,434	$22,115	$25,523
State	2,642	4,335	2,849

	18,076	26,450	28,372
Deferred:
Federal	764	(6,705)	16,892
State	185	(1,493)	3,860

	949	(8,198)	20,752

	$19,025	$18,252	$49,124

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision for income taxes differed from the amount computed by applying the statutory federal income tax rates for the years ended June 30 due to the following (in thousands):

	2002	2003	2004

Income tax expense at statutory rate	$17,075	$16,725	$44,590
State income tax expense, net of federal income tax benefit	1,838	1,847	4,361
Goodwill amortization	19	18	16
Other	93	(338)	157

Income tax expense	$19,025	$18,252	$49,124

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities at June 30 are as follows (in thousands):

	2003	2004

Deferred tax assets:
Accounts receivable allowances	$22,829	$11,191
Accrued expenses	1,375	1,901
Intangible assets	—	360
Joint venture investments	125	150
Other	250	527

	24,579	14,129
Deferred tax liabilities:
Property and equipment	(3,543)	(5,477)
Intangible assets	(11,027)	(19,217)
Joint venture investments	(240)	(418)

	(14,810)	(25,112)

Net deferred tax asset (liability)	$9,769	$(10,983)

      Management has evaluated the need for a valuation allowance for the deferred tax assets and believes that no valuation allowance is necessary because it is more likely than not that the assets will ultimately be realized through future taxable income from operations.

9.	Commitments

      The Company leases office space and equipment under various operating leases. Rent expense for all operating leases was approximately $2,838,000, $7,774,000 and $8,150,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Future minimum payments, by year and in the aggregate, under non-cancelable operating leases with initial terms of one year or more consist of the following at June 30, 2004 (in thousands):

2005	$7,464
2006	5,077
2007	3,662
2008	2,359
2009	1,741
Thereafter	808

$21,111

10.	Investment in Joint Ventures

      Texas Health Pharmaceutical Resources, Teddy Bear Home Care/ Drug Therapies, Childrens Home Services, Childrens Biotech Pharmacy Services and Childrens National Hemophilia Care are partnerships in which the Company has a 50% ownership interest. The Company uses the equity method of accounting for these joint ventures. Amounts due to and from these joint ventures to the Company are classified as due to and from affiliates in the accompanying consolidated balance sheets. The portion of the Company’s retained earnings at June 30, 2003 and 2004 attributable to undistributed earnings of these joint ventures is $5,187,000 and $6,993,000, respectively.

      The Company received fees for management services from the joint ventures of $1,184,000, $1,289,000 and $1,435,000 for the years ended June 30, 2002, 2003 and 2004, respectively, which are recorded as other revenues in the accompanying consolidated statements of income.

      Summary financial information for 50% owned joint ventures accounted for by the equity method is as follows as of and for the years ended June 30 (in thousands):

	2002	2003	2004

Current assets	$12,394	$14,625	$16,915
Property and equipment, net and other assets	55	26	22
Current liabilities	4,090	3,568	2,223
Total revenues	26,963	33,173	43,013
Net income	4,131	3,893	6,142

11.	Defined Contribution Retirement Plan

      The Company sponsors a qualified, defined contribution retirement plan under Section 401(k) of the Internal Revenue Code in which substantially all employees qualify for participation. The Company matches employee contributions, as defined in the plan. The Company made annual matching contributions of approximately $234,000, $708,000 and $775,000 for the years ended June 30, 2002, 2003 and 2004, respectively.

12.	Stockholders’ Equity

Common Stock

      In 2003, the Company effected a stock split in the form of a stock dividend. All share and per share data in the consolidated financial statements and the notes hereto have been retroactively adjusted for the splits.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On June 13, 2002, the Company issued 7,591,464 shares of its common stock to the shareholders of Gentiva in connection with the acquisition of the SPS division.

Preferred Stock

      In April 1999, the Company’s Board of Directors and Stockholders authorized the establishment of a new class of undesignated preferred stock.

Accumulated Other Comprehensive Loss

      Accumulated other comprehensive income (loss) includes the change in fair value of the interest rate swap that qualifies for hedge accounting. Comprehensive income is as follows for the years ended June 30 (in thousands):

	2002	2003	2004

Reported net income	$29,760	$29,535	$78,313
Unrealized income (loss) on interest
rate swap, net of tax benefit	—	(68)	76

Comprehensive income	$29,760	$29,467	$78,389

Stockholder Protection Rights Agreement

      On April 21, 2003, the Company adopted a stockholder protection rights agreement (“Rights Plan”) and issued Rights in connection with the Rights Plan in the event of a proposed takeover of the Company. The Rights Plan is not intended to prevent transactions that provide full and fair value to stockholders. It is intended to discourage abusive takeover tactics and to provide time for the Company’s Board of Directors to review and evaluate what is in the best interests of the stockholders.

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

      In April 1999, the Company’s Board of Directors adopted and the stockholders approved the Accredo Health, Incorporated 1999 Employee Stock Purchase Plan (“ESPP”). Under the ESPP, employees may purchase shares of common stock at 85% of market price on the first day of an offering period (usually

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consisting of a six-month period beginning January 1 or July 1) or the last day of an offering period, whichever is lower. The shares are purchased at the end of each period with funds withheld from employees’ pay during the period. A total of 455,625 shares of the Company’s common stock have been reserved for issuance under the ESPP. Participation in the ESPP commenced on the effective date of the Company’s initial public offering in April 1999. There were 43,328, 82,746 and 65,674 shares of common stock issued during the years ended June 30, 2002, 2003 and 2004, respectively, pursuant to the ESPP.

14.	Stock Option Plans

      The Company’s Amended and Restated Stock Option and Restricted Stock Purchase Plan authorizes the grant of options to selected employees, officers and directors for up to 3,256,875 shares of the Company’s common stock. As of June 30, 2004, options to purchase 3,251,691 shares of stock have been granted under this plan. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years.

      The Company’s 1999 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 1,687,500 shares of the Company’s common stock. As of June 30, 2004, options to purchase 1,549,424 shares of common stock have been granted under this plan under terms similar to those discussed above. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years of continued employment.

      The Company’s 2002 Long-Term Incentive Plan authorizes the grant of options to selected employees, officers and directors for up to 3,900,000 shares of the Company’s common stock. As of June 30, 2004, options to purchase 3,269,692 shares of stock have been granted under this plan. All options granted have ten-year terms and generally vest and become fully exercisable over a period of four years of continued employment.

      Pro forma information regarding net income is required by SFAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Significant assumptions used by the Company in the Black-Scholes option pricing model computations are as follows for the years ended June 30:

	2002	2003	2004

Risk-free interest rate	3.56% to 4.41%	1.89% to 3.15%	2.68% to 2.87%
Dividend yield	0%	0%	0%
Volatility factor	.65	.66	.64
Weighted-average expected life	4.0 years	4.0 years	4.0 years
Estimated turnover	8%	8%	8%

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

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended June 30 is as follows (in thousands, except share data):

	2002	2003	2004

Net income, as reported	$29,760	$29,535	$78,313
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all rewards	(3,860)	(10,949)	(11,855)

Pro forma net income	$25,900	$18,586	$66,458

Earnings per share:
Basic – as reported	$0.75	$0.62	$1.63
Basic – pro forma	$0.65	$0.39	$1.38
Diluted – as reported	$0.73	$0.61	$1.60
Diluted – pro forma	$0.64	$0.39	$1.37

      A summary of the Company’s stock option activity and related information for the years ended June 30 is as follows:

	2002		2003		2004

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	2,695,772	$9.02	4,486,022	$20.18	4,023,732	$23.38
Granted	2,281,614	30.54	677,150	30.81	1,361,453	28.95
Exercised	(427,423)	5.15	(762,616)	7.90	(699,410)	10.45
Forfeited	(63,941)	19.97	(376,824)	29.90	(396,563)	28.94

Outstanding at end of year	4,486,022	$20.18	4,023,732	$23.38	4,289,212	$26.71

Exercisable at end of year	1,585,907	$6.95	1,707,472	$16.60	1,752,195	$23.42

Weighted-average fair value of options granted during the year	$15.96		$15.54		$15.07

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable

		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise prices	Outstanding	Contractual	Exercise	Exercisable	Exercise
(150% increment)	June 30, 2004	Life	Price	June 30, 2004	Price

$0.89 – 0.89	128,589	2.1 years	$0.89	128,589	$0.89
1.78 – 1.78	94,250	3.8 years	1.78	94,250	1.78
8.59 – 8.70	49,881	5.4 years	8.61	49,881	8.61
12.99 – 18.81	641,417	6.4 years	18.36	432,578	18.44
20.03 – 29.25	1,322,933	8.9 years	27.01	119,305	23.12
30.33 – 38.46	2,052,142	8.2 years	32.33	927,592	31.91

$0.89 – 38.46	4,289,212	7.8 years	$26.71	1,752,195	$23.42

15.	Contingencies

      Commencing April 8, 2003, the Company and certain officers and directors were named as defendants in several substantially similar putative class action lawsuits filed in the United States District Court for the Western District of Tennessee, Memphis Division. The various complaints have been consolidated into a single action. The lawsuits filed to date name the Company, David D. Stevens, Joel R. Kimbrough and in one case John R. Grow, as defendants. One of the lawsuits also named the Company’s former independent auditor, Ernst & Young LLP, as a defendant. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuits are without merit.

      In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names Company officers, directors and a former director; David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy-Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh; as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company has filed a motion to dismiss the Consolidated Derivative Complaint and the parties are awaiting the Court’s ruling on this motion. The Company believes that the claims asserted in the derivative lawsuit are without merit.

      The Company’s 80% owned joint venture in California provided contract pharmacy and related billing services to a local California pharmacy currently under audit by the California Department of Health Services concerning its MediCal billing for clotting factor supplied by the joint venture. Although the joint venture is not currently involved with the audit, the contract pharmacy relationship is implicated and the pharmacy is seeking indemnification from the joint venture. Pending completion of the audit, the state agency has temporarily withheld MediCal payments from the pharmacy and has alleged, among other things, overbilling and false claims. Although the Company believes these allegations are without merit and expects the pharmacy and the joint venture to vigorously defend against these allegations through judicial proceedings if necessary, the Company also expects the California state agency to pursue a refund of some or all of the payments made by MediCal to the pharmacy. If state or federal false claim statues are implicated, the

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pharmacy could also be assessed fines and penalties. At this time, the Company does not believe that it will incur any such fines or penalties. Due to the uncertainty about the issues involved in this matter, based on the facts and circumstances known to date, the Company believes some amount of monetary loss is reasonably possible in the range of zero to $20 million, absent any finding of false claims and incurrence of related fines and penalties.

      Also, from time to time, the Company is involved in lawsuits, claims, audits, and investigations arising in the normal course of business. In the Company’s opinion, in the aggregate these lawsuits, claims, audits and investigations should not have a material adverse effect on the Company’s business, financial condition, or results of operations. In addition, the business that the Company acquired from Gentiva Health Services, Inc. has several lawsuits and claims related to its historical operations by Gentiva, which are being controlled by Gentiva and for which the Company is entitled to indemnification from liability by Gentiva.

16.	Quarterly Financial Information (Unaudited)

      Quarterly financial information for the years ended June 30, 2003 and 2004, is summarized below (in thousands, except share data):

	2004

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$334,984	$389,781	$409,308	$382,795
Operating income	31,406	35,066	37,033	34,395
Income before income taxes	28,648	32,370	34,381	32,038
Net income	17,508	19,909	21,127	19,769
Net income per common share:
Basic	0.37	0.41	0.44	0.41
Diluted	0.36	0.41	0.43	0.40

	2003

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Total revenues	$316,661	$369,506	$358,113	$329,056
Operating income (loss)	25,427	31,582	(27,997)	30,383
Income (loss) before income taxes	22,497	28,698	(30,851)	27,443
Net income (loss)	13,463	17,556	(18,723)	17,239
Net income (loss) per common share:
Basic	0.29	0.37	(0.39)	0.36
Diluted	0.28	0.36	(0.39)	0.36

17.	Subsequent Events

      Since June 30, 2004, the Company amended its $325 million credit facility to increase the size of the facility to $550 million. The amended facility consists of a $175 million revolving commitment expiring July 2009 and a $375 million term loan due in periodic principal payments through June 2011. Principal maturities for the $375 million term loan are $3,750,000 in fiscal years 2005 through 2009 and $178,125,000 in fiscal years 2010 and 2011. The terms of the amended agreement are similar to and no less favorable than those in the $325 million credit facility in place on June 30, 2004. As a result of this amendment, the Company will expense in the September 2004 quarter $4.4 million of unamortized debt issuance costs associated with the 2002 amended credit facility.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On July 21, 2004, the Company acquired all of the outstanding stock of HRA Holding Corporation and its wholly owned subsidiary, Hemophilia Resources of America, Inc.. The purchase price paid for this acquisition was $159 million and was funded by the increased credit facility.

ACCREDO HEALTH, INCORPORATED

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(IN THOUSANDS)

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		Charged to
		Costs	Charged to			Balance at
	Balance at	and	Other			End of
Description	Beginning of Period	Expenses	Accounts	Deductions		Period

Year ended June 30, 2002:
Allowance for doubtful accounts	$10,808	$5,833	$69,412 (1)	$4,295	(2)	$81,758
Year ended June 30, 2003:
Allowance for doubtful accounts	81,758	87,418		42,635	(2)	126,541
Year ended June 30, 2004:
Allowance for doubtful accounts	126,541	29,745		75,235	(2)	81,051

(1)	Allowance as a result of acquisitions

(2)	Uncollectible accounts written off, net of recoveries

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, State of Tennessee, on the 13th day of September, 2004.

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

/s/ DAVID D. STEVENS David D. Stevens	Chairman of the Board, Chief Executive Officer and Director	September 13, 2004
(Principal Executive Officer)

/s/ JOEL R. KIMBROUGH Joel R. Kimbrough	Senior Vice President, Chief Financial Officer, and Treasurer	September 13, 2004
(Principal Financial and
Accounting Officer)

/s/ KENNETH R. MASTERSON Kenneth R. Masterson	Director	September 13, 2004

/s/ KENNETH J. MELKUS Kenneth J. Melkus	Director	September 13, 2004

/s/ KEVIN L. ROBERG Kevin L. Roberg	Director	September 13, 2004

/s/ DICK R. GOURLEY Dick R. Gourley	Director	September 13, 2004

/s/ NANCY-ANN DEPARLE Nancy-Ann DeParle	Director	September 13, 2004

/s/ THOMAS G. ROTHERHAM Thomas G. Rotherham	Director	September 13, 2004

/s/ WILLIAM E. EVANS William E. Evans	Director	September 13, 2004

/s/ J. MARTIN CARROLL J. Martin Carroll	Director	September 13, 2004

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits

2.1	—	Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health, Incorporated, Gentiva Health Services, Inc. and the Sellers named therein (incorporated by reference to Annex A of the joint proxy statement-prospectus included in our Registration Statement on Form S-4 (File Number 333-82396)).
3.1	—	Amended and Restated Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File Number 333-62679)).
3.2	—	Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
3.3	—	Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
3.4	—	Amended and Restated Bylaws of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File Number 333-62679)).
3.5	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File Number 333-62679)).
4.2	—	Stockholder Protection Rights Agreement, dated April 17, 2003, between the Company and American Stock Transfer & Trust Company, As Rights Agent (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).
10.1	—	Accredo Health 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.2	—	Accredo Health, Incorporated 2002 Long-Term Incentive Plan (incorporated by reference to Annex E of the joint proxy statement-prospectus included in our Registration Statement on Form S-4 (File Number 333-82396)).
10.3	—	Accredo Health 1999 Employee Stock Purchase Plan(incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.4	—	Nova Holdings, Inc. and its Subsidiaries Stock Option and Restricted Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.5	—	Registration Rights Agreement dated May 31, 1996 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.6	—	Amendment Number One to the Registration Rights Agreement dated October 27, 1997 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.7	—	Amendment Number Two to the Registration Rights Agreement dated July 24, 1998 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.8	—	Stock Purchase Agreement dated as of June 5, 1997 among Dianne R. Martz, A.B. Charlton, III, the Company and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File Number 333-62679)).

Exhibit
Number		Description of Exhibits

10.9	—	Non-Disclosure and Non-Compete Agreement dated as of June 5, 1997 by and among Horizon Health Systems, Inc., the Company and Dianne R. Martz (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.10	—	Grant Agreement dated as of June 5, 1997 by and between Kyle Callahan and the Company (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.11	—	Subscription and Restriction Agreement dated as of June 5, 1997 by and between the Company and Kyle Callahan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.12	—	Refunds Payable Escrow Agreement dated June 5, 1997 among First American National Bank, Nova Holdings, Inc. and Dianne Martz and A.B. Charlton, III (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.13	—	Amended and Restated Credit Agreement dated as of June 13, 2002 among Accredo Health, Incorporated as Borrower, Certain Subsidiaries of the Borrower as Guarantors and The Lenders Named Therein and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
10.14	—	Amended and Restated Pledge Agreement dated as of June 13, 2002 by and among the parties identified as “Pledgors” and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
10.15	—	Amended and Restated Security Agreement dated as of June 13, 2002 by and among the parties identified as “Grantors” and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).
10.16	—	ISDA Master Agreement dated August 7, 1997 between NationsBank of Tennessee, N.A. and Nova Holdings, Inc. (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.17	—	Amended and Restated General Partnership Agreement of Children’s Hemophilia Services (incorporated by reference to Exhibit 10.61 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.18	—	Amendment Number One to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services and Restrictive Agreement dated January 5, 2000 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.19	—	First Amendment to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services dated June 30, 2000 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).
10.20	—	Hemophilia Therapy Business Management, Services and Sales Agreement, dated November 10, 1998 between Horizon Health Systems, Inc., a Tennessee corporation, and Children’s Hemophilia Services, a California general partnership (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.21	—	Amended and Restated Distribution and Services Agreement effective as of January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).
10.22	—	Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).

Exhibit
Number		Description of Exhibits

10.23	—	Amendment to Amended and Restated Distribution and Services Agreement and Additional Services Agreement dated as of May 1, 2001 between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.24	—	Amended and Restated Distribution Agreement, dated January 1, 1998, by and between Nova Factor, Inc. and Genzyme Corporation (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).
10.25	—	Incentive Stock Option Agreement of David Stevens dated May 31, 1996 (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.26	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated May 31, 1996 (incorporated by reference to Exhibit 10.47 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.27	—	Incentive Stock Option Agreement of John R. Grow dated May 31, 1996 (incorporated by reference to Exhibit 10.48 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.28	—	Incentive Stock Option Agreement of Kyle Callahan dated September 3, 1997 (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.29	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated February 9, 1998 (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.30	—	Non-Qualified Stock Option Agreement of Ken Melkus dated February 9, 1998 (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.31	—	Incentive Stock Option Agreement of Kyle Callahan dated February 9, 1998 (incorporated by reference to Exhibit 10.52 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.32	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated April 30, 1998 (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.33	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated July 10, 1998 (incorporated by reference to Exhibit 10.55 to our Registration Statement on Form S-1 (File Number 333-62679)).
10.34	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 10, 1999 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.35	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 10, 1999 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.36	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 10, 1999 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.37	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 10, 1999 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).
10.38	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

Exhibit
Number		Description of Exhibits

10.39	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.40	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg Dated November 1, 2000 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.41	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2000 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.42	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2000 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.43	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2000 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.44	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 16, 2000 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.45	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2001 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.46	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2001 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.47	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus Dated November 1, 2001 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.48	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2001 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.49	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2001 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).
10.50	—	Incentive Stock Option Agreement of David Stevens dated November 1, 2000 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.51	—	Incentive Stock Option Agreement of John R. Grow dated November 1, 2000 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.52	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated November 1, 2000 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.53	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated November 1, 2000 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.54	—	Incentive Stock Option Agreement of Kyle J. Callahan dated November 1, 2000 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).
10.55	—	Stock Option Agreement of David Stevens dated September 3, 2002 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

Exhibit
Number		Description of Exhibits

10.56	—	Stock Option Agreement of John R. Grow dated September 3, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.57	—	Stock Option Agreement of Joel R. Kimbrough dated September 3, 2002 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.58	—	Stock Option Agreement of Kyle J. Callahan dated September 3, 2002 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.59	—	Stock Option Agreement of Barbara H. Biehner dated June 24, 2002 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.60	—	Stock Option Agreement of Barbara H. Biehner dated September 3, 2002 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.61	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and David D. Stevens (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.62	—	Employment Agreement effective as of September 1, 2002 between Accredo Health, Incorporated and John R. Grow (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.63	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and Joel R. Kimbrough (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.64	—	Employment Agreement effective as of September 1, 2002 between Accredo Health, Incorporated and Kyle J. Callahan (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).
10.65	—	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.66	—	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 19, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.67	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2002 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.68	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2002 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.69	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2002 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.70	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2002 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).
10.71	—	Employment Agreement dated as of January 7, 2002 between Accredo Health, Incorporated and Steve Fitzpatrick (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).
10.72	—	Employment Agreement dated as of January 21, 2002 between Accredo Health, Incorporated and Barbara H. Biehner (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

Exhibit
Number		Description of Exhibits

10.73	—	Stock Option Agreement of Thomas W. Bell, Jr. dated September 3, 2002 (incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).
10.74	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and Thomas W. Bell, Jr. (incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).
10.75	—	Stock Option Agreement of Steve Fitzpatrick dated August 1, 2001 (incorporated by reference to Exhibit 10.75 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).
10.76	—	Stock Option Agreement of Steve Fitzpatrick dated January 7, 2002 (incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).
10.77	—	Stock Option Agreement of Steve Fitzpatrick dated September 3, 2002 (incorporated by reference to Exhibit 10.77 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).
10.78	—	Stock Option Agreement of David D. Stevens dated September 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.79	—	Stock Option Agreement of John R. Grow dated September 5, 2003 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.80	—	Stock Option Agreement of Joel R. Kimbrough dated September 5, 2003 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.81	—	Stock Option Agreement of Kyle J. Callahan dated September 5, 2003 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.82	—	Stock Option Agreement of Thomas W. Bell, Jr. dated September 5, 2003 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.83	—	Stock Option Agreement of Barbara H. Biehner dated September 5, 2003 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.84	—	Stock Option Agreement of Steve Fitzpatrick dated September 5, 2003 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).
10.85	—	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 25, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).
10.86	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 25, 2003 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).
10.87	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 25, 2003 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).
10.88	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 25, 2003 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).
10.89	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 25, 2003 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

Exhibit
Number		Description of Exhibits

10.90	—	Non-Qualified Stock Option Agreement of Thomas G. Rotherham dated November 25, 2003 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).
10.91	—	Non-Qualified Stock Option Agreement of Thomas G. Rotherham dated November 25, 2003 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).
10.92	—	Non-Qualified Stock Option Agreement of William E. Evans dated November 25, 2003 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).
10.93	—	Non-Qualified Stock Option Agreement of William E. Evans dated November 25, 2003 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).
10.94	—	Non-Qualified Stock Option Agreement of J. Martin Carroll dated January 27, 2004.
10.95	—	Non-Qualified Stock Option Agreement of J. Martin Carroll dated January 27, 2004.
10.96	—	Stock Option Agreement of Jon Peters dated January 2, 2004.
16.1	—	Letter from Ernst & Young LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K/A dated May 19, 2003).
21.1	—	Subsidiaries
23.1	—	Consent of Deloitte & Touche LLP
23.2	—	Consent of Deloitte & Touche LLP
23.3	—	Consent of Ernst & Young LLP
24.1	—	Power of Attorney (contained on the signature pages of this report)
31.1	—	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	—	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002