Form 10-Q
period 2004-09-30
ACCREDO HEALTH INC
filed 2004-11-09
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT October 29, 2004
COMMON STOCK, $0.01 PAR VALUE	48,882,186

TOTAL COMMON STOCK	48,882,186

ACCREDO HEALTH, INCORPORATED
INDEX

Part I — FINANCIAL INFORMATION
Item 1. Financial Statements
Condensed Consolidated Statements of Operations (unaudited) For the three months ended September 30, 2004 and 2003
Condensed Consolidated Balance Sheets September 30, 2004 (unaudited) and June 30, 2004
Condensed Consolidated Statements of Cash Flows (unaudited) For the three months ended September 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Quantitative and Qualitative Disclosure About Market Risk
Item 4. Controls and Procedures
Part II — OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
EX-10.1 AMENDED CREDIT AGREEMENT
EX-10.2 AMENDED PLEDGE AGREEMENT
EX-10.3 AMENDED SECURITY AGREEMENT
EX-10.4 FORM OF AGREEMENT 2002 INCENTIVE PLAN
EX-10.5 FORM OF AGREEMENT 1999 INCENTIVE PLAN
EX-10.6 FORM OF STOCK OPTION AGREEMENT
EX-10.7 FORM OF STOCK OPTION AGREEMENT
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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Three
	Months Ended September 30,
	2004	2003
Net patient revenue	$410,464	$326,039
Other revenue	8,665	8,397
Equity in net income of joint ventures	605	548

Total revenues	419,734	334,984
Cost of sales	342,491	258,897

Gross profit	77,243	76,087
General & administrative	35,983	34,552
Bad debts	5,600	7,174
Depreciation and amortization	3,839	2,955

Income from operations	31,821	31,406
Interest expense, net	(7,281)	(2,276)
Minority interest in income of consolidated joint venture	(207)	(482)

Income before income taxes	24,333	28,648
Provision for income taxes	9,296	11,140

Net income	$15,037	$17,508

Cash dividends declared on common stock	$—	$—

Net income per common share:
Basic	$0.31	$0.37

Diluted	$0.31	$0.36

Weighted average shares outstanding:
Basic	48,653,474	47,848,126
Diluted	49,093,243	48,554,127

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	September 30,	June 30,
	2004	2004
ASSETS
Current assets:
Cash and cash equivalents	$81,596	$42,743
Patient accounts receivable, less allowance for doubtful accounts of $83,167 at September 30, 2004 and $81,051 at June 30, 2004	346,084	325,642
Due from affiliates	3,616	4,191
Other accounts receivable	26,053	28,584
Inventories	145,542	128,323
Prepaids and other current assets	6,441	5,084
Income taxes receivable	—	382
Deferred income taxes	13,829	14,129

Total current assets	623,161	549,078
Property and equipment, net	42,535	41,283
Other assets:
Joint venture investments	7,688	7,713
Goodwill, net	550,289	382,628
Other intangible assets, net	20,522	17,480

Total assets	$1,244,195	$998,182

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$198,005	$164,780
Accrued expenses	17,874	22,625
Due to affiliates	546	654
Income taxes payable	3,552	—
Current portion of long-term debt	4,453	4,445

Total current liabilities	224,430	192,504
Long-term debt	370,312	174,866
Deferred income taxes	25,801	25,112
Minority interest in consolidated joint venture	3,364	3,757
Commitments	—	—
Stockholders’ equity:
Undesignated preferred stock, 5,000,000 shares authorized, no shares issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 48,878,169 and 48,603,341 shares issued and outstanding at September 30, 2004 and June 30, 2004, respectively	489	486
Additional paid-in capital	439,334	436,021
Accumulated other comprehensive income	—	8
Retained earnings	180,465	165,428

Total stockholders’ equity	620,288	601,943

Total liabilities and stockholders’ equity	$1,244,195	$998,182

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Three Months Ended
	September 30,
	2004	2003
OPERATING ACTIVITIES:
Net income	$15,037	$17,508
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,575	3,869
Write-off of unamortized debt issuance costs	4,422	—
Provision for losses on accounts receivable	5,600	7,174
Deferred income taxes	1,006	3,720
Tax benefit of exercise of stock options	480	148
Undistributed earnings of joint ventures	26	(368)
Minority interest in income of consolidated joint venture	207	482
Changes in operating assets and liabilities, net of effect from business acquisitions:
Patient receivables and other	(7,913)	(9,717)
Due from affiliates	466	(375)
Inventories	(7,550)	(4,315)
Prepaids and other current assets	(1,101)	(559)
Accounts payable and accrued expenses	16,270	(17,366)
Income taxes payable	5,793	7,255

Net cash provided by operating activities	37,318	7,456
INVESTING ACTIVITIES:
Purchases of property and equipment	(3,942)	(1,850)
Business acquisitions and joint venture investments	(187,158)	(44)

Net cash used in investing activities	(191,100)	(1,894)
FINANCING ACTIVITIES:
Proceeds from notes payable	375,000	—
Principal payments on notes payable	(179,546)	(4,062)
Payment of debt issuance costs	(5,055)	—
Issuance of common stock	2,836	415
Distributions to minority interest partner	(600)	(800)

Net cash provided by (used in) financing activities	192,635	(4,447)

Increase in cash and cash equivalents	38,853	1,115
Cash and cash equivalents at beginning of period	42,743	48,006

Cash and cash equivalents at end of period	$81,596	$49,121

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
September 30, 2004

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated ( the “Company” or “Accredo” ) have been included. Operating results for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2005.

     The balance sheet at June 30, 2004, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2004.

2. STOCKHOLDERS’ EQUITY

     During the quarter, employees and directors exercised stock options to acquire 274,828 shares of Accredo common stock at a weighted average exercise price of $10.32 per share.

3. PRO FORMA NET INCOME EFFECT OF COMPANY STOCK OPTION PLANS

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

	2004	2003
Weighted avg. risk-free interest rate	3.22%	2.91%
Dividend yield	0%	0%
Volatility factor	.635	.660
Weighted-average expected life	4.0 years	4.0 years
Estimated turnover	8%	8%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three-month periods ended September 30 is as follows (in thousands, except share data):

	Three Months Ended
	September 30,
	2004	2003
Net income, as reported	$15,037	$17,508
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all awards	(2,839)	(2,208)

Pro forma net income	$12,198	$15,300

Earnings per share:
Basic – as reported	$0.31	$0.37
Basic – pro forma	$0.25	$0.32
Diluted – as reported	$0.31	$0.36
Diluted – pro forma	$0.25	$0.32

4. COMPREHENSIVE INCOME

     Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows:

	Three Months Ended
	September 30,
	2004	2003
Reported net income	$15,037	$17,508
Unrealized income (loss) on interest rate swap contracts, net of tax benefit	(8)	68

Comprehensive income	$15,029	$17,576

     The adjustments made in computing comprehensive income are reflected as a component of stockholders equity under the heading “accumulated other comprehensive income”.

5. ACQUISITIONS

     On July 21, 2004, the Company acquired all of the outstanding stock of HRA Holding Corporation and its wholly owned subsidiary, Hemophilia Resources of America, Inc (HRA). HRA specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with hemophilia and related bleeding disorders. The acquisition of HRA increased the Company’s market leading position in the distribution of hemophilia related products. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $165.8 million and was funded by the Company’s increased credit facility. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $24.0 million and $6.6 million, respectively. The excess of the purchase price, including acquisition costs of approximately $0.3 million, over the fair value of the net assets acquired of $17.4 million was allocated as follows: $145.1 million to goodwill and $2.5 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $0.8 million as consideration for an agreement with a selling shareholder not to compete with the Company for a period of ten years. The transition and integration of HRA business activities commenced during the September 2004 quarter and will continue throughout the remainder of fiscal 2005. The results of HRA have been included in the consolidated financial statements since July 21, 2004.

     On July 1, 2004, the Company acquired all of the outstanding stock of Home Health Care Resources, Inc. (HHCR). HHCR specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with autoimmune disorders and hemophilia. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $26.8 million. In addition, HHCR may be paid additional consideration amounting to $3 million related to an earn-out payment based on the achievement of certain financial results for the six months ended December 31, 2004. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $4.3 million and $0.8 million, respectively. The excess of the purchase price over the fair value of the net assets acquired of $3.5 million was allocated as follows: $22.7 million to goodwill and $0.3 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $0.3 million as consideration for an agreement with the selling shareholders not to compete with the Company for a period of ten years. The results of HHCR have been included in the consolidated financial statements since July 1, 2004.

6. CONTINGENCIES

     The Company, David D. Stevens and Joel R. Kimbrough are named as defendants in a putative class action lawsuit filed in the United States District Court for the Western District of Tennessee, Memphis Division. A Consolidated Amended Complaint was filed on September 15, 2004. Defendants filed a Motion to Dismiss the Consolidated Amended Complaint on November 1, 2004. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuits are without merit.

     In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names certain current and former Company officers and directors (David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy-Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh) as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company has filed a motion to dismiss the Consolidated Derivative Complaint and the parties are awaiting the Court’s ruling on this motion. The Company believes that the claims asserted in the derivative lawsuit are without merit.

     The Company and the Company’s 80% owned joint venture in California provided contract pharmacy and related billing services to a local California pharmacy currently under audit by the California Department of Health Services concerning its MediCal billing for clotting factor supplied to the pharmacy by the Company or the Company’s joint venture. Although the joint venture is not currently involved with the audits, the contract pharmacy relationship is implicated and the pharmacy is seeking indemnification from the joint venture. Pending completion of the audit, the state agency has temporarily withheld MediCal payments from the pharmacy and has alleged, among other things, overbilling and false claims. Although the Company believes these allegations are without merit and expects the pharmacy and the joint venture to vigorously defend against these allegations through judicial proceedings if necessary, the Company also expects the California state agency to pursue a refund of some or all of the payments made by MediCal to the pharmacy. If state or federal false claim statutes are implicated, the pharmacy could also be assessed fines and penalties. At this time, the Company does not believe that it will incur any such fines or penalties. Due to the uncertainty about the issues involved in this matter, based on the facts and circumstances known to date, the Company believes some amount of monetary loss is reasonably possible in the range of zero to $20 million, absent any finding of false claims and incurrence of related fines and penalties.

     The Company and the Company’s 80% owned joint venture in California also provided contract pharmacy and related billing services to a second local California pharmacy. The California Department of Health Services is also auditing this pharmacy. The Company has recently received a letter from the Department asking for information in connection with the audit. The Company anticipates that this audit will involve issues that are the same as or similar to those involved in the audit described in the preceding paragraph. The Company is in the process of gathering information responsive to the Department’s letter and cannot determine at this time whether it will incur any liability associated with this audit.

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

	2004	2003
Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	48,653,474	47,848,126
Additional shares assuming exercise of dilutive stock options	439,769	706,001

Weighted average number of common and equivalent shares used as the denominator in the diluted earnings per share calculation	49,093,243	48,554,127

8. SUBSEQUENT EVENT

     In an announcement dated October 29, 2004, CMS retroactively adjusted the reimbursement rate for Remodulin® in a manner that increases the Company’s reimbursement for Remodulin® sales January 1, 2004 and thereafter. Since January 1, 2004, the Company recorded revenues associated with sales of certain Remodulin ® vial sizes at Medicare’s reduced level of reimbursement. As a result of the retroactive price adjustment from CMS, the Company recorded the cumulative effect of this adjustment in the quarter ended September 30, 2004. This adjustment resulted in additional net patient revenue of approximately $3.6 million during the quarter ended September 30, 2004. Of the $3.6 million in cumulative additional net patient revenue recorded in the September 2004 quarter, approximately $2.3 million related to Remodulin® dispensed during the six month period ended June 30, 2004.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

     Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding our product mix for periods following September 30, 2004;

•	our expectations regarding our payor mix for periods following September 30, 2004;

•	our expectations regarding the transfer of patients to us pursuant to our strategic alliance with Medco Health Solutions, Inc. following September 30, 2004;

•	our expectations regarding the scope and cost of our capital expenditures following September 30, 2004;

•	our sources and availability of funds to satisfy our working capital needs;

•	the implementation or interpretation of current or future regulations and legislation relating to the industry in which we operate;

•	our critical accounting policies; and

•	our expectations regarding the percentage of our revenues attributable to federal and state programs.

     The forward-looking statements contained in this report reflect our current views about future events, are based on assumptions, and are subject to known and unknown risks and uncertainties. Many important factors could cause our actual results or achievements to differ materially from any future results or achievements expressed in or implied by our forward-looking statements. Many of the factors that will determine future events or achievements are beyond our ability to control or predict. Important factors that could cause actual results or achievements to differ materially from the results or achievements reflected in our forward-looking statements include, among other things, the factors discussed in Part I, Item 2 of this report under the sub-heading “Risk Factors.”

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

OVERVIEW

     For an understanding of the significant factors that influenced our results, the following discussion should be read in conjunction with our unaudited consolidated financial statements and related notes appearing elsewhere in this report. This management’s discussion and analysis should also be read in conjunction with the management’s discussion and analysis and consolidated financial statements included in our Form 10-K for the fiscal year ended June 30, 2004.

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

	Three Months Ended September 30,
	2004	2003
Hemophilia, Autoimmune Disorders and Primary Immunodeficiency Diseases (PID)	38%	40%
Pulmonary Arterial Hypertension (PAH)	17%	17%
Multiple Sclerosis	17%	15%
Growth Hormone-Related Disorders	10%	8%
Gaucher Disease	7%	10%
Respiratory Syncytial Virus (RSV)	—%	—%

     We anticipate that our revenue mix for the second and third quarters of our fiscal year 2005 will change as a result of revenues from the seasonal drug Synagis® for the treatment of RSV. In addition, we anticipate an increase in revenues associated with multiple sclerosis and growth hormone-related disorders in our fiscal year ended June 30, 2005, as compared to our fiscal year ended June 30, 2004, due to our expanded relationship with Medco Health Solutions, Inc. (Medco).

     Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Three Months Ended
	June 30, 2003	June 30, 2004	September 30, 2004
Non-governmental	73%	72%	72%
Governmental:
Medicaid	20%	21%	20%
Medicare	7%	7%	8%

     We anticipate that our payor mix for the remainder of our fiscal year 2005 will be similar to the payor mix achieved in fiscal 2004 and the three months ended September 30, 2004. The increase in the percentage of revenues from Medicare in the three months ended September 30, 2004, resulted from the retroactive rate increase for Remodulin® that was recorded on a cumulative basis during that period.

ACQUISITIONS

     On July 21, 2004, we acquired all of the outstanding stock of HRA Holding Corporation and its wholly owned subsidiary, Hemophilia Resources of America, Inc (HRA). HRA specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with hemophilia and related bleeding disorders. The acquisition of HRA increased our market leading position in the distribution of hemophilia related products. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $165.8 million and was funded by the Company’s increased credit facility. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $24.0 million and $6.6 million, respectively. The excess of the purchase price, including acquisition costs of approximately $0.3 million, over the fair value of the net assets acquired of $17.4 million was allocated as follows: $145.1 million to goodwill and $2.5 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $0.8 million as consideration for an agreement with a selling shareholder not to compete with the Company for a period of ten years. The transition and integration of HRA business activities commenced during the September 2004 quarter and will continue throughout the remainder of fiscal 2005. The results of HRA have been included in the consolidated financial statements since July 21, 2004.

     On July 1, 2004, the Company acquired all of the outstanding stock of Home Health Care Resources, Inc. (HHCR). HHCR specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with autoimmune disorders and hemophilia. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $26.8 million. In addition, HHCR may be paid additional consideration amounting to $3 million related to an earn-out payment based on the achievement of certain financial results for the six months ended December 31, 2004. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $4.3 million and $0.8 million, respectively. The excess of the purchase price over the fair value of the net assets acquired of $3.5 million was allocated as follows: $22.7 million to goodwill and $0.3 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $0.3 million as consideration for an agreement with the selling shareholders not to compete with the Company for a period of ten years. The results of HHCR have been included in the consolidated financial statements since July 1, 2004.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

     Revenues. Total revenues increased 25% from $335.0 million to $419.7 million from the three months ended September 30, 2003 to the three months ended September 30, 2004. Net patient revenues increased 26% from $326.0 million to $410.5 million from the three months ended September 30, 2003 to the three months ended September 30, 2004. The increase is primarily due to volume growth in our products for the treatment of hemophilia, multiple sclerosis, growth hormone disorders, pulmonary arterial hypertension and autoimmune disorders. This growth resulted from the addition of new patients and additional sales of product to existing patients, our expanded relationship with Medco and the acquisitions that occurred during the September 2004 quarter. The initial transfer of patients from Medco began in May 2004 and was substantially complete as of September 30, 2004. In addition, the Company experienced significant revenue growth quarter over quarter from its new product lines that launched at various times since April 2003. We also benefited from the addition of new and expanded contracts with managed care organizations.

     In an announcement dated October 29, 2004 CMS retroactively adjusted the reimbursement rate for Remodulin® in a manner that increases the Company’s reimbursement for Remodulin® sales January 1, 2004 and thereafter. Since January 1, 2004, we recorded revenues associated with certain vial concentration sizes of Remodulin® at Medicare’s reduced level of reimbursement. As a result of the retroactive price adjustment from CMS and in accordance with generally accepted accounting principles, we recorded the cumulative effect of this adjustment in the quarter ended September 30, 2004. This adjustment resulted in additional net patient revenue of approximately $3.6 million during the quarter ended September 30, 2004. Of the $3.6 million in cumulative additional net patient revenue recorded in the September 2004 quarter, approximately $2.3 million related to Remodulin® dispensed during the six month period ended June 30, 2004.

     Cost of Services. Cost of services increased 32% from $258.9 million to $342.5 million from the three months ended September 30, 2003 to the three months ended September 30, 2004. As a percentage of revenues, cost of services increased from 77.3% to 81.6% from the three months ended September 30, 2003 to the three months ended September 30, 2004, resulting in gross margins of 22.7% and 18.4% for the three months ended September 30, 2003 and 2004, respectively. The decrease in gross profit margins resulted from the expected decrease in government and commercial payor reimbursement levels, primarily in the PAH and IVIG product lines. In addition, the full-quarter impact of the reduced reimbursement levels for hemophilia products from MediCal was experienced in the September 2004 quarter. The MediCal changes were effective June 1, 2004. The Company’s margin profile also changed in the September 2004 quarter as a result of a change in product mix, resulting in part from the expanded relationship from Medco. The primary change in product mix was an increase in the percentage of total revenues from products for the treatment of multiple sclerosis and growth hormone deficiencies, and a decrease in the percentage of total revenues from products for the treatment of hemophilia, Gaucher’s disease and autoimmune disorders.

     General and Administrative. General and administrative expenses increased from $34.6 million to $36.0 million, or 4%, from the three months ended September 30, 2003 to the three months ended September 30, 2004. As a percentage of revenues, general and administrative expenses decreased from 10.3% to 8.6% from the three months ended September 30, 2003 to the three months ended September 30, 2004. The increase on an absolute value basis is primarily due to start up costs related to the upcoming Synagis® season and increases in other general and administrative items such as rent, marketing and information technology costs. In addition, we experienced increased salaries and benefits and related costs associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs. These increases were partially offset by decreases in professional fees (principally audit fees) and insurance costs.

     Bad Debts. Bad debts decreased from $7.2 million to $5.6 million from the three months ended September 30, 2003 to the three months ended September 30, 2004. As a percentage of revenues, bad debt expense was 2.1% for three months ended September 30, 2003 and 1.3% for the three months ended September 30, 2004. The decrease is primarily related to an increase in the mix of products that were reimbursed by third-party payors pursuant to prescription drug benefits as compared to major medical benefits in the September 2004 quarter as compared to the September 2003 quarter. In addition, all of the claims associated with the expanded relationship with Medco are pre-adjudicated by Medco. Therefore, the revenue stream associated with these claims has little, if any, bad debt expense associated with it.

     Depreciation and Amortization. Depreciation expense increased from $1.8 million to $2.6 million from the three months ended September 30, 2003 to the three months ended September 30, 2004. This increase resulted from the purchase of property and equipment, and principally included information technology assets associated with improving our infrastructure and sustaining our revenue growth. In addition, the increase resulted from additional leasehold improvements related to expanded space needs associated with our revenue growth. Amortization expense was $1.1 million in the three months ended September 30, 2003 and $1.2 million in the three months ended September 30, 2004. The increase is primarily attributable to the amortization of certain intangible assets associated with the acquisition of HRA in the September 2004 quarter.

     Interest Income/Expense, Net. Interest expense, net increased from $2.3 million to $7.3 million from the three months ended September 30, 2003 to the three months ended September 30, 2004. Current quarter interest expense (net) includes the write-off of approximately $4.4 million in unamortized debt issuance costs associated with the replacement and expansion of our senior credit facility. Upon the closing of the expanded facility (now at $550 million capacity), the Company increased its borrowings to $375.0 million. The borrowings were primarily used to fund the acquisition of HRA that occurred during the September 2004 quarter. Amounts borrowed under the previous senior credit facility were approximately $178.4 million at June 30, 2004. Interest rates on outstanding borrowings were 3.36% as of September 30, 2004, as compared to a weighted average rate of 3.70% as of September 30, 2003.

     Income Tax Expense. Our effective tax rate decreased from 38.9% to 38.2% from the three months ended September 30, 2003 to the three months ended September 30, 2004. The decrease in the effective tax rate for the period is primarily due to a larger percentage of our income being derived from subsidiaries that are not taxable in certain states. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, working capital was $398.7 million, cash and cash equivalents were $81.6 million and the current ratio was 2.8 to 1.0.

     Net cash provided by operating activities was $37.3 million for the three months ended September 30, 2004. During the three months ended September 30, 2004, accounts receivable increased $2.3 million, inventories increased $7.6 million and accounts payable, accrued expenses and income taxes payable increased $22.1 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables (including a favorable impact resulting from the expanded Medco relationship), inventory purchases and payments of accounts payable, accrued expenses, and tax obligations.

     Net cash used in investing activities was $191.1 million for the three months ended September 30, 2004. Cash used in investing activities consisted primarily of the acquisitions of HRA and HHCR during the September 2004 quarter. In addition, we purchased $3.9 million of property and equipment during the three months ended September 30, 2004.

     Net cash provided by financing activities was $192.6 million for the three months ended September 30, 2004. This consisted of $375.0 million in proceeds from the Term B portion of the Company’s expanded senior credit facility which closed during the September 2004 quarter. Principal repayments on the Company’s previous senior credit facility and other borrowings were $179.5 million. In addition, we paid approximately $5.1 million in debt issuance costs associated with our new credit facility. For the three months ended September 30, 2004, net proceeds from stock option exercises amounted to $2.8 million and distributions to our minority interest partner were $0.6 million.

     Historically, we have funded our operations and continued internal growth through cash provided by operations. Capital expenditures amounted to $19.7 million in fiscal year 2004 and $16.0 million in fiscal year 2003. We anticipate that our capital expenditures for the fiscal year ending June 30, 2005 will consist primarily of additional computer hardware, including installation of a second data center, enhancements to our fully integrated pharmacy and reimbursement software system and costs to build out and furnish additional space needed to meet our anticipated growth. We expect the cost of our capital expenditures in fiscal year 2005 to be approximately $20.0 million, exclusive of any acquisitions of businesses. We expect to fund these expenditures through cash provided by operating activities and/or borrowings under the revolving credit facility with our bank.

     As of June 30, 2004, our $325 million revolving credit facility with Bank of America, N.A. and other participating banks (collectively the “Lenders”) consisted of a $125 million revolving commitment expiring June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Prior Tranche B Term Loan) due in periodic principal payments through March 2009. On November 18, 2003, we amended our credit facility to lower the margin on the Prior Tranche B Term Loan to 2.25% for London Inter-Bank Offered Rate (LIBOR) based loans and 0.75% for prime rate based loans effectively reducing the margin by 50 basis points through May 2004 and 25 basis points for the remaining term of the loan. We paid Bank of America, N.A. $175,000 in administrative fees to obtain the amendment. During the quarter ended September 30, 2004, we replaced our credit facility to increase the size of the credit facility to $550 million, consisting of a $175 million revolving commitment expiring July 2009 and a $375 million term loan (Tranche B Term Loan) due in periodic principal payments through June 2011.

     Amounts outstanding under the credit facility bear interest at varying rates based upon a LIBOR or prime rate of interest (as selected by us), plus a variable margin rate based upon our leverage ratio as defined by the credit agreement. The combination of a variable rate margin and LIBOR base rate resulted in an effective borrowing rate of 3.39% and 3.36% at June 30, 2004, and September 30, 2004, respectively. Our obligations under the credit facility are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our domestic subsidiaries. The Lenders’ security interest in a portion of our inventory is subordinate to the liens on that inventory under the terms of a security agreement between one of our vendors and us. The same vendor has a security interest in certain accounts receivable, which is subordinate to the rights of the Lenders.

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

     On June 4, 2003, we entered into an interest rate swap agreement effectively converting for a period of one year beginning July 21, 2003, $120 million of floating-rate borrowings to fixed-rate borrowings with a fixed rate of 1.14%, plus the applicable margin rate as determined by the credit agreement. The interest rate swap agreement expired on July 21, 2004.

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

Commitments and Contractual Obligations

     The following table sets forth a summary of our contractual cash obligations as of September 30, 2004. Excluding long-term debt, this table does not include amounts already recorded on our balance sheet.

	Payments Due Under Contractual Obligations by Fiscal Year
	2005 (1)	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Long-Term Debt	$3,337	$3,928	$3,750	$3,750	$3,750	$356,250	$374,765
Operating Leases	6,073	5,652	4,138	2,633	1,906	1,020	21,422
Purchase Obligations	224,994	161,361	30,126	—	—	—	416,481
Capital Leases	—	—	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—	—	—

	$234,404	$170,941	$38,014	$6,383	$5,656	$357,270	$812,668

(1)	Cash obligations for the remainder of fiscal 2005.

     The long-term debt obligations in the table reflect the maturities pursuant to revised and expanded credit facility amendments that occurred during the quarter ended September 30, 2004.

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

     Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report on Form 10-K for our most recent fiscal year ended June 30, 2004, filed with the SEC on September 13, 2004. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to revenue recognition, allowance for doubtful accounts, allowance for contractual discounts and medical claims reserve. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

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

     Approximately 38% of our revenue for the quarter ended September 30, 2004 was derived from the sale of IVIG and blood clotting factor product. The majority of our IVIG and blood clotting factor products were purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen Idec, Inc., Genzyme Corporation, GlaxoSmithKline, Inc. and MedImmune, Inc. Our revenue derived from these relationships represented approximately 32% of our revenue during the quarter ended September 30, 2004.

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

     We primarily sell 21 product lines. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets accounted for approximately 89% of our revenues for the quarter ended September 30, 2004, with the drugs for hemophilia, autoimmune disorders and PID constituting approximately 38% of our revenue for the same period:

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

     The specialty pharmacy industry is highly competitive and is continuing to become more competitive. Most of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

•	other specialty pharmacy distributors;

•	specialty pharmacy divisions of wholesale drug distributors;

•	payors or pharmacy benefit management companies (PBMs);

•	hospital-based pharmacies;

•	retail pharmacies;

•	home infusion therapy companies;

•	manufacturers that sell their products both to distributors and directly to users;

•	comprehensive hemophilia treatment centers;

•	patient support groups and payors entering the specialty pharmacy distribution business; and

•	other alternative site health care providers.

     Many of our competitors have substantially greater resources and more established operations and infrastructure than we have. We are particularly at risk from any of our suppliers or payors deciding to pursue their own distribution and services instead of outsourcing these needs to companies like us. A significant factor in effective competition will be our ability to maintain and expand relationships with managed care companies, PBMs and other payors who can effectively determine the pharmacy source for their enrollees.

Entry by PBMs into the specialty pharmacy market, our strategic alliance with Medco Health Solutions, changes in Medco’s business and consolidation in the industry could affect our ability to serve patients.

     Caremark Rx, Inc. and AdvancePCS recently combined to form the nation’s second largest pharmacy benefit manager, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. Express Scripts, Inc., which provides PBM services to over 50 million members, acquired Curascripts on January 30, 2004. All of these firms are our customers and competitors. On February 9, 2004, we entered into a 10-year strategic alliance with Medco Health Solutions, Inc. where we became the preferred retail and home delivery pharmacy provider to Medco’s members for our specialty pharmacy products. Because of the amount of revenue that we generate from our relationship with Medco, we could be adversely impacted if Medco is not able to retain the customer base that we service or is not able to attract new customers and expand their customer base.

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

     Changes in Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to substantial changes and cost containment measures. In recent years, changes in these programs have modified payments to providers both positively and negatively. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, is having a significant impact on the U.S. drug delivery system and, correspondingly, on our business. The MMA expands drug benefits for Medicare beneficiaries. The MMA changes drug pricing methodologies resulting in both increases and decreases in drug payments. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average sales price, or ASP, and provided for Medicare rate reductions that were effective January 1, 2004. In November 2004, the reimbursement levels for Remodulin® were retroactively increased from the rates initially established under the MMA. The amount of Medicare reimbursement that we receive for blood clotting factor will also be changed effective January 1, 2005 to an ASP methodology. Although the MMA impacted the Company in 2004, we expect potentially significant impact in 2005, 2006 and thereafter, but the effect of which is not readily ascertainable at this time. We expect that the effect of the MMA will be to reduce prices and margins on some of the drugs that we distribute.

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

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2002, 2003 and 2004, and the quarter ended September 30, 2004, we derived approximately 79%, 73%, 72% and 72% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 3%, 1%, 1% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

     Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectable medications. We received approximately 10% of our total revenues from Aetna in the fiscal year ended June 30, 2004, and approximately 6% in the quarter ended September 30, 2004. Aetna has recently indicated that during 2005, it will be transferring patients and therapies from us to a new joint venture between Aetna and one of our competitors. Our relationship with Medco was responsible for approximately 14% of our total revenue in the quarter ended September 30, 2004. This revenue was generated from patients that we serviced on a retail basis prior to our expanded relationship with Medco that commenced in February 2004 and also from patients that were referred to us through the expanded relationship. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. Further, significant consolidation has occurred among non-government payors, and we expect there will be further consolidation in the future. If payors with whom we have relationships are part of this consolidation, our relationships with those payors could be terminated. The loss of a payor relationship, for example, our relationship with Aetna, Inc. and affiliates (which is terminable on 90 days notice), or an adverse change in the financial condition of a payor, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

Our business could be harmed if payors decrease or delay their payments to us or seek to recoup payments already made.

     Our profitability depends on payment from governmental and non-governmental payors, and we could be materially and adversely affected by cost containment trends in the health care industry or by financial difficulties suffered by non-governmental payors. Cost containment measures affect pricing, purchasing and usage patterns in health care. Payors also influence decisions regarding the use of a particular drug treatment and focus on product cost in light of how the product may impact the overall cost of treatment. Recently, a number of payors have contracted with specialty drug management services or network managers that focus on controlling the cost of specialty drugs. These entities, similar to PBMs, are retained by payors to help control the drugs that are provided to patients and to minimize the cost of these drugs where appropriate. Certain employers and other private payors have also joined group purchasing arrangements in an effort to control costs.

     Some payors, including large managed care organizations and some private physician practices, have recently experienced financial trouble. The timing of payments and our ability to collect from payors also affects our revenue and profitability. Payors also have contractual rights to audit our books and records to determine if they have overpaid us. We had a contractual relationship through a joint venture with two pharmacies currently involved in ongoing reimbursement audits by the California agency that administers MediCal. If the audits find that the pharmacies received overpayments from MediCal, we could be required, under the terms of our prior contractual relationship, to reimburse the pharmacies for a portion of any amounts recouped by the State of California. Subject to the outcome of the audits, we could be required to make a significant payment in order to satisfy our alleged contractual obligations. If we are unable to collect from payors or if payors fail to pay us in a timely manner, or if payors seek to recoup payments already made to us, it could have a material adverse effect on our business and financial condition.

If any of our relationships with medical centers are disrupted or canceled, our business could be harmed.

     We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and RSV. For the fiscal years ended June 30, 2002, 2003 and 2004, we derived approximately 4%, 4% and 2%, respectively, of our income before income taxes from equity in the net income of unconsolidated joint ventures. We derived approximately 2% of our income before income taxes from equity in the net income of unconsolidated joint ventures during the quarter ended September 30, 2004.

     We own 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal year ended June 30, 2002, 17% of our income before income taxes for the fiscal year ended June 30, 2003, 7% of our income before income taxes in the fiscal year ended June 30, 2004, and 3% of our income before income taxes in the quarter ended September 30, 2004.

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

If additional providers obtain access to favorable pricing from the Health Resources and Services Administration, Office of Pharmacy Affairs drug discount program (the “PHS program”) for drugs we handle, our business could be harmed.

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

     The health care laws and regulations that especially apply to our activities include:

•	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs and billing for services rendered pursuant to such referrals, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act (HIPAA) created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. Allegations, investigations, or findings of a violation of the Anti-Kickback Law or similar state laws could have a material adverse effect on our business.

•	The Department of Health and Human Services (DHHS) has issued regulations implementing the Administrative Simplification provisions of HIPAA concerning the maintenance of privacy and security of individually identifiable health information. These new regulations require the development and implementation of measures to maintain the privacy and security of health information and require that certain health claims transactions be conducted in accordance with uniform standards. These regulations govern health care providers, health plans and health clearinghouses. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

•	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” Many states have adopted laws similar to the Stark law. A violation of the Stark Law or similar state laws is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

•	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

•	Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients. Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti- kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. Accordingly, some of our existing joint ventures have been restructured and others may be restructured in the future.

•	The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

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

Disruptions in commercial activities such as those following the September 2001 terrorist attacks on the U.S. or as a result of a natural disaster may adversely impact our results of operations, our ability to raise capital or our future growth.

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

     We have a centralized data center located in Memphis, Tennessee and we are in the process of building a second data center in another city that we expect to be operational in calendar year 2005. Until the second data center is operational, acts by terrorists or a natural disaster that causes damage to the data center could cause us to be unable to operate our business for a period of time.

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

     Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the tangible net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge to our earnings. As of September 30, 2004, we had goodwill, net of accumulated amortization, of approximately $550.3 million, or 44% of total assets and 89% of stockholders’ equity.

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

     We have not yet hedged against our interest rate risk exposure after July 21, 2004. As a result, we will benefit from decreasing interest rates, but rising interest rates on our debt will also harm us. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $3.74 million over the next twelve months. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of $3.74 million for the same period.

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

     There have been no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 10.1	Second Amended and Restated Credit Agreement dated as of July 21, 2004 among Accredo Health, Incorporated as Borrower, Certain Subsidiaries of the Borrower as Guarantors and The Lenders Named Therein and Bank of America, N.A. as Agent (as amended by Amendment No. 1 dated August 5, 2004)

Exhibit 10.2	Amended and Restated Pledge Agreement dated as of July 21, 2004 by and among the parties identified as “Pledgors” and Bank of America, N.A. as collateral agent

Exhibit 10.3	Amended and Restated Security Agreement dated as of July 21, 2004 by and among the parties identified as “Grantors” and Bank of America, N.A. as collateral agent

Exhibit 10.4	Form of Incentive Stock Option Agreement under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan

Exhibit 10.5	Form of Incentive Stock Option Agreement under the Accredo Health, Incorporated 1999 Long-Term Incentive Plan

Exhibit 10.6	Form of outside Director’s Non-Qualified Stock Option Agreement under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan

Exhibit 10.7	Form of Incentive Stock Option Agreement under the Accredo Health, Inc. and Subsidiaries Amended and Restated Stock Option and Restricted Stock Purchase Plan

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

We filed a report on Form 8-K on July 22, 2004 to report the acquisition of HRA Holding Corp and to furnish as exhibits the acquisition (merger) agreements.

We filed a report on Form 8-K on August 30, 2004 to furnish as an exhibit the press release reporting our financial results for the quarter and year ended June 30, 2004.

We filed a report on Form 8-K/A on September 20, 2004 to amend the Company’s Current Report on Form 8-K filed on July 22, 2004 regarding the acquisition of HRA Holding Corp. The Form 8-K/A was filed in order to report that the Company had determined that it was not required to file historical audited financial statements for HRA Holding Corp. or file pro forma financial information related to the acquisition of HRA Holding Corp. as was indicated in the Company’s initial report on Form 8-K.

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

November 9, 2004	Accredo Health, Incorporated

	BY:	/s/ David D. Stevens

David D. Stevens
Chairman of the Board and
Chief Executive Officer

/s/ Joel R. Kimbrough

Joel R. Kimbrough
Senior Vice President, Chief
Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description of Exhibits
10.1	Second Amended and Restated Credit Agreement dated as of July 21, 2004 among Accredo Health, Incorporated as Borrower, Certain Subsidiaries of the Borrower as Guarantors and The Lenders Named Therein and Bank of America, N.A. as Agent (as amended by Amendment No. 1 dated August 5, 2004)

10.2	Amended and Restated Pledge Agreement dated as of July 21, 2004 by and among the parties identified as “Pledgors” and Bank of America, N.A. as collateral agent

10.3	Amended and Restated Security Agreement dated as of July 21, 2004 by and among the parties identified as “Grantors” and Bank of America, N.A. as collateral agent

10.4	Form of Incentive Stock Option Agreement under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan

10.5	Form of Incentive Stock Option Agreement under the Accredo Health, Incorporated 1999 Long-Term Incentive Plan

10.6	Form of outside Director’s Non-Qualified Stock Option Agreement under the Accredo Health, Incorporated 2002 Long-Term Incentive Plan

10.7	Form of Incentive Stock Option Agreement under the Accredo Health, Inc. and Subsidiaries Amended and Restated Stock Option and Restricted Stock Purchase Plan

31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

*32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.