Form 10-Q
period 2004-12-31
ACCREDO HEALTH INC
filed 2005-02-09
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑     No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT January 28, 2005
COMMON STOCK, $0.01 PAR VALUE	48,949,659
TOTAL COMMON STOCK	48,949,659

ACCREDO HEALTH, INCORPORATED
INDEX

Part I — FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (unaudited)

For the three months and six months ended December 31, 2004 and 2003

Condensed Consolidated Balance Sheets

June 30, 2004 and December 31, 2004 (unaudited)

Condensed Consolidated Statements of Cash Flows (unaudited)

For the six months ended December 31, 2004 and 2003

Notes to Condensed Consolidated Financial Statements (unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosure About Market Risk

Item 4. Controls and Procedures

Part II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K
EX-31.1 CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A)
EX-31.2 CERTIFICATION PURSUANT TO RULE 13A-14(A)/15D-14(A)
EX-32.1 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
EX-32.2 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

     Note: Items 1, 2, 3 and 5 of Part II are omitted because they are not applicable.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
Net patient revenue	$903,206	$704,278	$492,742	$378,239
Other revenue	19,241	18,937	10,576	10,540
Equity in net income of joint ventures	1,233	1,550	628	1,002

Total revenues	923,680	724,765	503,946	389,781
Cost of sales	756,849	568,821	414,358	309,924

Gross profit	166,831	155,944	89,588	79,857
General & administrative	78,050	68,988	42,067	34,436
Bad debts	12,404	14,428	6,804	7,254
Depreciation and amortization	7,833	6,056	3,994	3,101

Income from operations	68,544	66,472	36,723	35,066
Interest expense, net	10,862	4,401	3,581	2,125
Minority interest in consolidated joint venture	377	1,053	170	571

Income before income taxes	57,305	61,018	32,972	32,370
Provision for income taxes	22,056	23,601	12,760	12,461

Net income	$35,249	$37,417	$20,212	$19,909

Cash dividends declared on common stock	$—	$—	$—	$—

Earnings per share:
Basic	$0.72	$0.78	$0.41	$0.41
Diluted	$0.72	$0.77	$0.41	$0.41

Weighted average shares outstanding:
Basic	48,772,130	47,921,203	48,890,785	47,994,280
Diluted	49,138,888	48,664,877	49,184,531	48,775,626

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	December 31,	June 30,
	2004	2004

ASSETS

Current assets:
Cash and cash equivalents	$63,774	$42,743
Patient accounts receivable, less allowance for doubtful accounts of $80,547 at December 31, 2004 and $81,051 at June 30, 2004	391,881	325,642
Due from affiliates	2,295	4,191
Other accounts receivable	32,803	28,584
Inventories	157,153	128,323
Prepaids and other current assets	5,650	5,084
Income taxes receivable	1,721	382
Deferred income taxes	14,018	14,129

Total current assets	669,295	549,078

Property and equipment, net	44,050	41,283
Other assets:
Joint venture investments	7,996	7,713
Goodwill, net	550,122	382,628
Other intangible assets, net	19,840	17,480

Total assets	$1,291,303	$998,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$219,920	$164,780
Accrued expenses	20,167	22,625
Due to affiliates	1,225	654
Current portion of long-term debt	4,753	4,445

Total current liabilities	246,065	192,504

Long-term debt	370,123	174,866
Deferred income taxes	28,525	25,112
Minority interest in consolidated joint venture	3,534	3,757
Commitments	—	—
Stockholders’ equity:
Undesignated Preferred Stock, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized; 48,938,252 and 48,603,341 shares issued and outstanding at December 31, 2004 and June 30, 2004, respectively	489	486
Additional paid-in capital	441,890	436,021
Accumulated other comprehensive income	—	8
Retained earnings	200,677	165,428

Total stockholders’ equity	643,056	601,943

Total liabilities and stockholders’ equity	$1,291,303	$998,182

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Six Months Ended
	December 31,
	2004	2003

OPERATING ACTIVITIES:

Net income	$35,249	$37,417

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,350	7,853
Provision for losses on accounts receivable	12,404	14,428
Deferred income tax expense	3,542	5,715
Tax benefit of exercise of stock options	1,826	1,195
Undistributed earnings of joint ventures	(283)	(1,110)
Minority interest in income of consolidated joint venture	377	1,053
Write-off of unamortized debt issuance costs	4,422	—
Loss on sale of property and equipment	288	—
Changes in operating assets and liabilities:
Patient receivables and other	(67,265)	(50,893)
Due from affiliates	2,467	(26)
Inventories	(19,161)	(47,481)
Prepaids and other current assets	(310)	(83)
Income taxes receivable	696	5,372
Accounts payable and accrued expenses	40,488	52,182

Net cash provided by operating activities	24,090	25,622

INVESTING ACTIVITIES:

Purchases of property and equipment	(9,059)	(5,577)
Proceeds from sale of property and equipment	62	—
Additions to other assets	(927)	—
Business acquisitions	(187,167)	(35,823)

Net cash used in investing activities	(197,091)	(41,400)

FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	376,450	1,381
Principal payments on long-term debt	(180,885)	(8,296)
Payment of debt issuance costs	(4,979)	—
Issuance of common stock	4,046	1,950
Distributions to minority interest partner	(600)	(1,400)

Net cash provided by (used in) financing activities	194,032	(6,365)

Increase (decrease) in cash and cash equivalents	21,031	(22,143)

Cash and cash equivalents at beginning of period	42,743	48,006

Cash and cash equivalents at end of period	$63,774	$25,863

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)
December 31, 2004

1. BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated ( the “Company” or “Accredo” ) have been included. Operating results for the three and six-month periods ended December 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

     The balance sheet at June 30, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2004.

2. STOCKHOLDERS’ EQUITY

     During the three and six-month periods ended December 31, 2004, employees exercised stock options to acquire 25,072 and 299,900 shares of Accredo common stock, respectively. The weighted average exercise price was $15.38 per share for the three-month period and $10.74 per share for the six-month period.

     Employees of the Company also acquired 35,011 shares of Accredo common stock during the period pursuant to the provisions of the Company’s Employee Stock Purchase Plan at a price of approximately $23.56 per share. Shares acquired under the plan were purchased on December 31, 2004 from employee funds accumulated via payroll deductions from July through December 2004.

3. PRO FORMA NET INCOME EFFECT OF COMPANY STOCK OPTION PLANS

     The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Pro forma information regarding net income is required by Statement of Financial Accounting Standards No. 123 (SFAS 123) and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. Significant assumptions used by the Company in the Black-Scholes option-pricing model computations are as follows for the three-month and six-month periods ended December 31:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Weighted average risk-free interest rate	3.24%	2.77%	3.29%	2.79%
Dividend yield	0%	0%	0%	0%
Volatility factor	.60	.70	.60	.70
Weighted-avg. expected life	4.0 yrs	4.0 yrs	4.0 yrs	4.0 yrs
Estimated turnover	8%	8%	8%	8%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three-month and six-month periods ended December 31 is as follows (in thousands, except share data):

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Net income, as reported	$35,249	$37,417	$20,212	$19,909
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all awards	(6,078)	(5,655)	(3,239)	(3,447)

Pro forma net income	$29,171	$31,762	$16,973	$16,462

Earnings per share:
Basic — as reported	$0.72	$0.78	$0.41	$0.41
Basic — pro forma	$0.60	$0.66	$0.35	$0.34

Diluted — as reported	$0.72	$0.77	$0.41	$0.41
Diluted — pro forma	$0.60	$0.66	$0.35	$0.34

     The Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004. SFAS 123(R) requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments. The standard is effective for awards granted, modified, or settled after the first reporting period beginning after June 15, 2005. The Company will adopt SFAS 123(R) using the modified prospective method in the fiscal quarter ended September 30, 2005.

4. COMPREHENSIVE INCOME

     Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows (in thousands):

	Six Months Ended December 31,		Three Months Ended December 31,
	2004	2003	2004	2003
Reported net income	$35,249	$37,417	$20,212	$19,909
Unrealized gain on interest rate swap contracts, net of tax benefit	—	94	—	26

Comprehensive income	$35,249	$37,511	$20,212	$19,935

     The adjustments made in computing comprehensive income are reflected as a component of stockholders’ equity under the heading “accumulated other comprehensive income”.

5. CONTINGENCIES

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

     The Company and the Company’s 80% owned joint venture in California provided contract pharmacy and related billing services to a local California pharmacy that was recently audited by the California Department of Health Services (Department) concerning its MediCal billing for clotting factor supplied to the pharmacy by the Company or the Company’s joint venture. The audit is for the period January 2, 2001 to March 5, 2003 with dates of payment from March 26, 2001 to April 21, 2003. Although the joint venture is not currently involved with the audits, the contract pharmacy relationship is implicated and the pharmacy is seeking indemnification from the joint venture. Since the initiation of the audit, the state agency has temporarily withheld MediCal payments from the pharmacy and has alleged, among other things, overbilling and false claims. In December 2004, the Department notified the pharmacy that it had completed its audit and assessed the pharmacy approximately $13.5 million in alleged overbilling and overpayment received by the pharmacy from MediCal. Over 80% of the assessment was for claims allegedly submitted in excess of acquisition cost. The remaining portion of the assessment cited overpayments for lack of documentation and false claims. The Department stated in its letter that the pharmacy received reimbursement for services that were falsely represented as provided by the pharmacy. The pharmacy has appealed the assessment. The Company believes the assessment is without merit and expects the pharmacy and the joint venture to vigorously defend against these allegations through judicial proceedings, if necessary. Since false claim statutes are implicated, the pharmacy could also be assessed fines and penalties. Due to the uncertainty about the issues involved in this matter, based on the facts and circumstances known to date, the Company believes some amount of monetary loss is reasonably possible in the range of zero to $20 million.

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

6. ACQUISITIONS

     On October 17, 2003, the Company acquired certain assets, including inventory and accounts receivable, of Alpha Therapeutic Services, Inc. (ATS) from Baxter Healthcare Corporation. ATS, located in the City of Industry, California, provides pharmaceutical care for certain chronic, long-term patient populations including those requiring IVIG and blood related disorders such as hemophilia. As a result of the acquisition, we have increased our market share in these products. The aggregate purchase price paid was $35.7 million. Total assets acquired were $4.2 million. The excess of the total purchase price over the fair value of the assets acquired was allocated as follows: $30.8 million to goodwill and $0.7 million to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The results of the ATS operations have been included in the consolidated financial statements since October 18, 2003.

     On July 21, 2004, the Company acquired all of the outstanding stock of HRA Holding Corporation and its wholly owned subsidiary, Hemophilia Resources of America, Inc. (HRA). HRA specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with hemophilia and related bleeding disorders. The acquisition of HRA increased the Company’s market leading position in the distribution of hemophilia related products. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $165.8 million and was funded by the Company’s increased credit facility. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $24.0 million and $6.6 million, respectively. The excess of the purchase price, including acquisition costs of approximately $0.3 million, over the fair value of the net assets acquired of $17.4 million was allocated as follows: $145.1 million to goodwill and $2.5 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. Final resolution of the working capital adjustment, as defined in the merger agreement, may result in the payment of additional consideration. The Company also paid $0.8 million as consideration for an agreement with a selling shareholder not to compete with the Company for a period of ten years. The transition and integration of HRA business activities commenced during the September 2004 quarter and will continue throughout the remainder of fiscal 2005. The results of HRA have been included in the consolidated financial statements since July 21, 2004.

     On July 1, 2004, the Company acquired all of the outstanding stock of Home Health Care Resources, Inc. (HHCR). HHCR specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with autoimmune disorders and hemophilia. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $26.8 million. In addition, it appears that HHCR will be paid additional consideration amounting to $3 million related to an earn-out payment based on the achievement of certain financial results for the six months ended December 31, 2004. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $4.3 million and $0.8 million, respectively. The excess of the purchase price over the fair value of the net assets acquired of $3.5 million was allocated as follows: $22.7 million to goodwill and $0.3 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $0.3 million as consideration for an agreement with the selling shareholders not to compete with the Company for a period of ten years. The results of HHCR have been included in the consolidated financial statements since July 1, 2004.

7. EARNINGS PER SHARE

     The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Options to purchase approximately 4.1 million and 2.1 million shares of common stock were outstanding at December 31, 2004 and December 31, 2003, respectively, but were not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. A reconciliation of the basic and diluted weighted average shares outstanding is as follows at December 31:

	Six Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	48,772,130	47,921,203	48,890,785	47,994,280
Additional shares assuming exercise of dilutive stock options	366,758	743,674	293,746	781,346

Weighted average number of common and equivalent shares used as the denominator in the diluted earnings per share calculation	49,138,888	48,664,877	49,184,531	48,775,626

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding our product mix for periods following December 31, 2004;

•	our expectations regarding our payor mix for periods following December 31, 2004;

•	our expectations regarding the movement of patients to us pursuant to our strategic alliance with Medco Health Solutions, Inc. following December 31, 2004;

•	our expectations regarding the scope and cost of our capital expenditures following December 31, 2004;

•	our sources and availability of funds to satisfy our working capital needs;

•	the implementation or interpretation of current or future regulations and legislation relating to the industry in which we operate;

•	our critical accounting policies; and

•	our expectations regarding the percentage of our revenues attributable to federal and state programs.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2004	2003	2004	2003

Hemophilia, Autoimmune Disorders and Primary Immunodeficiency (PID)	34%	34%	36%	37%
Multiple Sclerosis	15%	14%	16%	15%
Pulmonary Arterial Hypertension (PAH)	15%	15%	15%	16%
Gaucher Disease	6%	9%	6%	9%
Growth Hormone-Related Disorders	9%	8%	9%	8%
Respiratory Syncytial Virus (RSV)	11%	11%	6%	6%

     We anticipate that our revenue mix for the March 2005 quarter will be similar to the revenue mix in the December 2004 quarter as a result of revenues from the seasonal drug Synagis® for the treatment of RSV. Most Synagis® sales occur from October through March of the following year. In our fiscal fourth quarter (June 2005), we anticipate that our RSV revenues will represent a much smaller percentage of our overall revenues with an offsetting increase in the percentage of our revenues from the other diseases listed above.

     Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Six Months Ended
	June 30, 2003	June 30, 2004	December 31, 2004

Non-governmental	73%	72%	72%
Governmental:
Medicaid	20%	21%	20%
Medicare	7%	7%	8%

     We anticipate that our payor mix for the remainder of our fiscal year 2005 will be similar to the payor mix achieved in fiscal 2004 and the six months ended December 31, 2004.

ACQUISITIONS

     On October 17, 2003, we acquired certain assets, including inventory and accounts receivable, of Alpha Therapeutic Services, Inc. (ATS) from Baxter Healthcare Corporation. ATS, located in the City of Industry, California, provides pharmaceutical care for certain chronic, long-term patient populations including those requiring IVIG and blood related disorders such as hemophilia. As a result of the acquisition, we have increased our market share in these products. The aggregate purchase price paid was $35.7 million. The results of the ATS operations have been included in the consolidated financial statements since October 18, 2003.

     On July 21, 2004, the Company acquired all of the outstanding stock of HRA Holding Corporation and its wholly owned subsidiary, Hemophilia Resources of America, Inc. (HRA). HRA specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with hemophilia and related bleeding disorders. The acquisition of HRA increased the Company’s market leading position in the distribution of hemophilia related products. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $165.8 million and was funded by the Company’s increased credit facility. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $24.0 million and $6.6 million, respectively. The excess of the purchase price, including acquisition costs of approximately $0.3 million, over the fair value of the net assets acquired of $17.4 million was allocated as follows: $145.1 million to goodwill and $2.5 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. Final resolution of the working capital adjustment, as defined in the merger agreement, may result in the payment of additional consideration. The Company also paid $0.8 million as consideration for an agreement with a selling shareholder not to compete with the Company for a period of ten years. The transition and integration of HRA business activities commenced during the September 2004 quarter and will continue throughout the remainder of fiscal 2005. The results of HRA have been included in the consolidated financial statements since July 21, 2004.

     On July 1, 2004, the Company acquired all of the outstanding stock of Home Health Care Resources, Inc. (HHCR). HHCR specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with autoimmune disorders and hemophilia. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $26.8 million. In addition, it appears that HHCR will be paid additional consideration amounting to $3 million related to an earn-out payment based on the achievement of certain financial results for the six months ended December 31, 2004. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $4.3 million and $0.8 million, respectively. The excess of the purchase price over the fair value of the net assets acquired of $3.5 million was allocated as follows: $22.7 million to goodwill and $0.3 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $0.3 million as consideration for an agreement with the selling shareholders not to compete with the Company for a period of ten years. The results of HHCR have been included in the consolidated financial statements since July 1, 2004.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

     Total Revenues. Total revenues increased 29% from $389.8 million to $503.9 million from the three months ended December 31, 2003 to the three months ended December 31, 2004. Net patient revenue increased 30% from $378.2 million to $492.7 million from the three months ended December 31, 2003 to the three months ended December 31, 2004. The increase is primarily due to volume growth in our products for the treatments of hemophilia, multiple sclerosis, growth hormone disorders, PAH, RSV and autoimmune disorders as a result of the addition of new patients and additional sales of product to existing patients. In addition, the increase is driven in part by the acquisitions of HRA and HHCR which were purchased in July 2004. We also benefited from the addition of new and expanded contracts with managed care organizations and pharmacy benefit managers (PBMs), including our expanded relationship with Medco Health Solutions, Inc. (Medco).

     Cost of Sales. Cost of sales increased 34% from $309.9 million to $414.4 million from the three months ended December 31, 2003 to the three months ended December 31, 2004. The 34% growth in costs of sales exceeded the 29% revenue growth discussed above. As a percentage of revenues, cost of services increased from 79.5% to 82.2% from the three months ended December 31, 2003 to the three months ended December 31, 2004, resulting in gross margins of 20.5% and 17.8% for the three months ended December 31, 2003 and 2004, respectively. The decline is primarily a result of reductions in reimbursement levels from government and commercial payors in the three months ended December 31, 2004 as compared to the same period last year. These reductions principally relate to our hemophilia (specifically products reimbursed by MediCal), PAH (specifically products reimbursed by Medicare), and IVIG product lines. Furthermore, the decrease is a result of product mix changes. We derived a larger percentage of our revenues from lower margin products in the 2004 period when compared to the same period last year, including changes resulting from our expanded relationship with Medco. The primary change in product mix was an increase in the percentage of total revenues from products for the treatment of multiple sclerosis and growth hormone deficiency.

     General and Administrative. General and administrative expense increased from $34.4 million to $42.1 million, or 22%, from the three months ended December 31, 2003 to the three months ended December 31, 2004. As a percentage of revenues, general and administrative expense was 8.8% for the three months ended December 31, 2003 and 8.3% for the three months ended December 31, 2004. The decrease as a percentage of revenue is primarily due to the significant revenue growth in the current period as compared to the same period last year and changes in product mix, both driven in part from our expanded relationship with Medco. The increase on an absolute dollar basis is primarily due to increased salaries and fringe benefits associated with the expansion of our staff to support our revenue growth, including health insurance costs. Rent and information technology expenses also increased with the expansion of our office space. These increases were partially offset by reductions in directors and officers insurance costs for the three months ended December 31, 2004 as compared to the same period last year.

     Bad Debts. Bad debts decreased from $7.3 million to $6.8 million from the three months ended December 31, 2003 to the three months ended December 31, 2004. As a percentage of revenues, bad debt expense decreased from 1.9% to 1.4% from the three months ended December 31, 2003 to the three months ended December 31, 2004. This decrease is primarily due to a decrease in the percentage of our revenues that were reimbursed by major medical benefit plans versus prescription card benefits, and the impact of changes in product mix, including the incremental Medco revenues in the three months ended December 31, 2004, that did not exist in the same period last year. The change in revenue mix discussed above directly impacts the percentage of revenue reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by major medical benefit plans are subject to much higher co-payment and deductible amounts versus the typical $20 to $30 co-pay generally required by prescription card benefit plans. The revenue stream associated with the expanded Medco business is pre-adjudicated by Medco and has virtually no bad debt costs associated with it.

     Depreciation and Amortization. Depreciation expense increased from $1.9 million to $2.7 million from the three months ended December 31, 2003 to the three months ended December 31, 2004, as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware, enhancements to our fully integrated pharmacy and reimbursement software system, and build-outs of additional space. Amortization expense increased from $1.2 million to $1.3 million from the three months ended December 31, 2003 to the three months ended December 31, 2004. This increase resulted from the amortization of certain intangible assets associated with the HRA and HHCR acquisitions that were completed in July 2004.

     Interest Expense, Net. Interest expense, net increased from $2.1 million to $3.6 million from the three months ended December 31, 2003 to the three months ended December 31, 2004 due to increased borrowings and higher interest rates. Upon the closing of our expanded facility in July 2004 (now at $550 million capacity), we increased our borrowings to $375.0 million. The borrowings were primarily used to fund the acquisition of HRA that also occurred in July 2004. Amounts borrowed under the previous Senior Credit facility were approximately $186.6 million at December 31, 2003. Amounts borrowed under the expanded Senior Credit facility were $373.1 million at December 31, 2004.

     Provision for Income Taxes. Our effective tax rate increased from 38.5% to 38.7% from the three months ended December 31, 2003 to the three months ended December 31, 2004. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes. Changes in the effective tax rates are primarily due to changes in the estimated percentage of our profits being derived from subsidiaries that are taxable in certain states.

Six Months Ended December 31, 2004 Compared to Six Months Ended December 31, 2003

     Total Revenues. Total revenues increased 27% from $724.8 million to $923.7 million from the six months ended December 31, 2003 to the six months ended December 31, 2004. Net patient revenue increased 28% from $704.3 million to $903.2 million from the six months ended December 31, 2003 to the six months ended December 31, 2004. The increase is primarily due to volume growth in our products for the treatments of hemophilia, multiple sclerosis, growth hormone disorders, PAH, RSV and autoimmune disorders as a result of the addition of new patients and additional sales of product to existing patients. In addition, the increase is driven in part by the acquisitions of HRA and HHCR which were purchased in July 2004. We also benefited from the addition of new and expanded contracts with managed care organizations and PBMs, including our expanded relationship with Medco.

     Cost of Sales. Cost of sales increased 33% from $568.8 million to $756.8 million from the six months ended December 31, 2003 to the six months ended December 31, 2004. The 33% growth in costs of sales exceeded the 27% revenue growth discussed above. As a percentage of revenues, cost of services increased from 78.5% to 81.9% from the six months ended December 31, 2003 to the six months ended December 31, 2004, resulting in gross margins of 21.5% and 18.1% for the six months ended December 31, 2003 and 2004, respectively. The decline is primarily a result of reductions in reimbursement levels from government and commercial payors in the six months ended December 31, 2004, as compared to the same period last year. These reductions principally relate to our hemophilia (specifically products reimbursed by MediCal), PAH (specifically products reimbursed by Medicare), and IVIG product lines. Furthermore, the decrease is a result of product mix changes. We derived a larger percentage of our revenues from lower margin products in the 2004 period when compared to the same period last year, including changes resulting from our expanded relationship with Medco. The primary change in product mix was an increase in the percentage of total revenues from products for the treatment of multiple sclerosis and growth hormone deficiency.

     General and Administrative. General and administrative expense increased from $69.0 million to $78.0 million, or 13%, from the six months ended December 31, 2003 to the six months ended December 31, 2004. As a percentage of revenues, general and administrative expense decreased from 9.5% to 8.5% from the six months ended December 31, 2003 to the six months ended December 31, 2004. The decrease as a percentage of revenue is primarily due to the significant revenue growth in the current period as compared to the same period last year and changes in product mix, both driven in part from our expanded relationship with Medco. The increase on an absolute dollar basis is primarily due to increased salaries and fringe benefits associated with the expansion of our staff to support our revenue growth. Rent and information technology expenses also increased with the expansion of our office space. These increases were partially offset by reductions in professional fees and directors and officers insurance costs for the six months ended December 31, 2004, as compared to the same period last year.

     Bad Debts. Bad debts decreased from $14.4 million to $12.4 million from the six months ended December 31, 2003 to the six months ended December 31, 2004. As a percentage of revenues, bad debt expense decreased from 2.0% to 1.3% from the six months ended December 31, 2003 to the six months ended December 31, 2004. This decrease is primarily due to a decrease in the percentage of our revenues that were reimbursed by major medical benefit plans versus prescription card benefits, and the impact of changes in product mix, including the incremental Medco revenues in the six months ended December 31, 2004, that did not exist in the same period last year. The change in revenue mix discussed above directly impacts the percentage of revenue reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by major medical benefit plans are subject to much higher co-payment and deductible amounts versus the typical $20 to $30 co-pay generally required by prescription card benefit plans. The revenue stream associated with the expanded Medco business is pre-adjudicated by Medco and has virtually no bad debt costs associated with it.

     Depreciation and Amortization. Depreciation expense increased from $3.8 million to $5.3 million from the six months ended December 31, 2003 to the six months ended December 31, 2004, as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware, enhancements to our fully integrated pharmacy and reimbursement software system, and build-outs of additional space. Amortization expense increased from $2.3 million to $2.5 million from the six months ended December 31, 2003 to the six months ended December 31, 2004. This increase resulted from the amortization of certain intangible assets associated with the HRA and HHCR acquisitions that were completed in July 2004.

     Interest Expense, Net. Interest expense, net increased from $4.4 million to $10.9 million from the six months ended December 31, 2003 to the six months ended December 31, 2004. Interest expense (net) in the current period includes the write-off of approximately $4.4 million in unamortized debt issuance costs associated with the replacement and expansion of our Senior Credit facility. The write-off was recorded in the September 2004 quarter. Upon the closing of the expanded facility (now at $550 million capacity), we increased our borrowings to $375.0 million. The borrowings were primarily used to refinance the existing facility and to fund the acquisition of HRA that also occurred during the September 2004 quarter. Excluding the write-off of unamortized debt issuance costs, interest expense (net) would have been $6.5 million for the six months ended December 31, 2004, as compared to $4.4 million for the six months ended December 31, 2003. This increase is attributable to increased borrowings under the expanded facility and higher interest rates during the current period as compared to the same period last year. Amounts borrowed under the previous Senior Credit facility were approximately $186.6 million at December 31, 2003. Amounts borrowed under the expanded Senior Credit facility were $373.1 million at December 31, 2004.

     Provision for Income Taxes. Our effective tax rate was 38.5% for the six months ended December 31, 2004, as compared to 38.7% for the six months ended December 31, 2003. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes. Changes in the effective tax rates are primarily due to changes in the estimated percentage of our profits being derived from subsidiaries that are taxable in certain states.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 2004, working capital was $423.2 million, cash and cash equivalents were $63.8 million and the current ratio was 2.7 to 1.0.

     Net cash provided by operating activities was $24.1 million for the six months ended December 31, 2004. During the six months ended December 31, 2004, accounts receivable increased $67.3 million, inventories increased $19.2 million and accounts payable, accrued expenses and income taxes receivable increased $41.2 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable. The growth in accounts receivable from June 30, 2004, to December 31, 2004, was lower than the sequential revenue growth, as evidenced by an eight day reduction in day’s sales outstanding. This is driven in part by the effect of our expanded PBM relationships, as well as improved billing and collection processes. The rise in inventory is driven primarily by management’s intent to increase quantities on hand of certain IVIG products in anticipation of potential product shortages. The increase is also due to certain inventory purchasing commitments.

     Net cash used in investing activities was $197.1 million for the six months ended December 31, 2004. Cash used in investing activities consisted primarily of $187.2 million for the purchase of HRA and HHCR and $9.1 million for purchase of property and equipment. Cash used for the addition of other assets was approximately $0.9 million. Proceeds from the sale of property and equipment were approximately $0.1 million.

     Net cash provided by financing activities was $194.0 million for the six months ended December 31, 2004. This amount consisted of $376.5 million of proceeds from the issuance of long-term debt and $4.0 million from the issuance of common stock, less $180.9 million in debt repayments, $5.0 million for the payment of debt issuance costs, and $0.6 million of distributions to our minority interest partner.

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

     As of June 30, 2004, our $325 million revolving credit facility with Bank of America, N.A. and other participating banks (collectively the “Lenders”) consisted of a $125 million revolving commitment expiring June 2007, a $75 million term loan (Tranche A Term Loan) due in periodic principal payments through March 2007, and a $125 million term loan (Prior Tranche B Term Loan) due in periodic principal payments through March 2009. On November 18, 2003, we amended our credit facility to lower the margin on the Prior Tranche B Term Loan to 2.25% for London Inter-Bank Offered Rate (LIBOR) based loans and 0.75% for prime rate based loans effectively reducing the margin by 50 basis points through May 2004 and 25 basis points for the remaining term of the loan. We paid Bank of America, N.A. $175,000 in administrative fees related to this amendment. During the quarter ended September 30, 2004, we replaced our credit facility to increase the size of the credit facility to $550 million, consisting of a $175 million revolving commitment expiring July 2009 and a $375 million term loan (Tranche B Term Loan) due in periodic principal payments through June 2011.

     Amounts outstanding under the credit facility bear interest at varying rates based upon a LIBOR or prime rate of interest (as selected by us), plus a variable margin rate based upon our leverage ratio as defined by the credit agreement. The combination of a variable rate margin and LIBOR base rate resulted in an effective borrowing rate of 3.39% and 4.23% at June 30, 2004, and December 31, 2004, respectively. Our obligations under the credit facility are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our domestic subsidiaries. The Lenders’ security interest in a portion of our inventory is subordinate to the liens on that inventory under the terms of a security agreement between one of our vendors and us. The same vendor has a security interest in certain accounts receivable, which is subordinate to the rights of the Lenders.

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

     Commitments and Contractual Obligations

     The following table sets forth a summary of our contractual cash obligations as of December 31, 2004. With the exception of long-term debt, this table does not reflect amounts already recorded on our balance sheet.

	Payments Due Under Contractual Obligations by Fiscal Year
	2005 (1)	2006	2007	2008	2009	Thereafter	Total
				(in thousands)
Long-term debt	$2,343	$4,407	$4,248	$3,878	$3,750	$356,250	$374,876
Operating leases	3,945	5,864	4,398	2,856	2,093	1,093	20,249
Purchase obligations	154,336	166,962	28,500	—	—	—	349,798
Capital leases	—	—	—	—	—	—	—
Other long-term Liabilities	—	—	—	—	—	—	—

	$160,624	$177,233	$37,146	$6,734	$5,843	$357,343	$744,923

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

     Approximately 36% of our revenue for the six months ended December 31, 2004 was derived from the sale of IVIG and blood clotting factor product. The majority of our IVIG and blood clotting factor products were purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen Idec, Inc., Genzyme Corporation, GlaxoSmithKline, Inc. and MedImmune, Inc. Our revenue derived from these relationships represented approximately 38% of our revenue during the six months ended December 31, 2004.

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

     We primarily sell 21 product lines. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets accounted for approximately 88% of our revenues for the six months ended December 31, 2004, with the drugs for hemophilia, autoimmune disorders and PID constituting approximately 36% of our revenue for the same period:

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

     Caremark Rx, Inc. and AdvancePCS combined to form the nation’s second largest pharmacy benefit manager, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. Express Scripts, Inc., which provides PBM services to over 50 million members, acquired Curascripts on January 30, 2004. All of these firms are our customers and competitors. On February 9, 2004, we entered into a 10-year strategic alliance with Medco Health Solutions, Inc. (Medco) where we became the preferred retail and home delivery pharmacy provider to Medco’s members for our specialty pharmacy products. Because of the amount of revenue that we generate from our relationship with Medco, we could be adversely impacted if Medco is not able to retain the customer base that we service or is not able to attract new customers and expand their customer base.

     As a result of our relationship with Medco, other PBMs may be reluctant to do business with us. As PBMs acquire specialty pharmacy capability, it is likely that they will attempt to cancel their relationships with entities, including us, that compete with the PBM specialty pharmacy operations, and to cause the PBM patients to obtain their drugs from the PBM’s own specialty pharmacy. We also expect there will be further consolidation among specialty pharmacy providers, such as the recently proposed merger of Chronimed and MIM Corporation. Such events could materially and adversely affect our financial condition and results of operations.

Our business could be harmed by changes in Medicare or Medicaid.

     Changes in Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to substantial changes and cost containment measures. In recent years, changes in these programs have modified payments to providers both positively and negatively. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, is having a significant impact on the U.S. drug delivery system and, correspondingly, on our business. The MMA expands drug benefits for Medicare beneficiaries. The MMA changes drug pricing methodologies resulting in both increases and decreases in drug payments. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average sales price, or ASP, and provided for Medicare rate reductions that were effective January 1, 2004. In November 2004, the reimbursement levels for Remodulin® were retroactively increased from the rates initially established under the MMA. The amount of Medicare reimbursement that we receive for blood clotting factor was changed effective January 1, 2005 to an ASP methodology. We expect that the effect of the MMA will be to reduce prices and margins on some of the drugs that we distribute. Future changes and clarifications to MMA may also impact our business.

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

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2002, 2003 and 2004, and the six months ended December 31, 2004, we derived approximately 79%, 73%, 72% and 72% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 3%, 1%, 1% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

     Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectable medications. We received approximately 10% of our total revenues from Aetna in the fiscal year ended June 30, 2004, and approximately 10% in the six months ended December 31, 2004. Aetna has recently indicated that during 2005, it will be transferring patients and therapies from us to a new joint venture between Aetna and one of our competitors. Our relationship with Medco was responsible for approximately 15% of our total revenue in the six months ended December 31, 2004. This revenue was generated from patients that we serviced on a retail basis prior to our expanded relationship with Medco that commenced in February 2004 and also from patients that were referred to us through the expanded relationship. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. Further, significant consolidation has occurred among non-government payors, and we expect there will be further consolidation in the future. If payors with whom we have relationships are part of this consolidation, our relationships with those payors could be terminated. The loss of a payor relationship, for example, the loss of our relationship with Aetna, Inc. and affiliates, or an adverse change in the financial condition of a payor, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

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

     Some payors, including large managed care organizations and some private physician practices, have recently experienced financial trouble. The timing of payments and our ability to collect from payors also affects our revenue and profitability. Payors also have contractual rights to audit our books and records to determine if they have overpaid us. We had a contractual relationship through a joint venture with two pharmacies currently involved in ongoing reimbursement audits by the California agency that administers MediCal. If the audits find that the pharmacies received overpayments from MediCal, we could be required, under the terms of our prior contractual relationship, to reimburse the pharmacies for all or a portion of any amounts recouped by the State of California. Subject to the outcome of the audits, we could be required to make a significant payment in order to satisfy our alleged contractual obligations. If we are unable to collect from payors or if payors fail to pay us in a timely manner, or if payors seek to recoup payments already made to us, it could have a material adverse effect on our business and financial condition.

If any of our relationships with medical centers are disrupted or canceled, our business could be harmed.

     We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and RSV. For the fiscal years ended June 30, 2002, 2003 and 2004, we derived approximately 4%, 4% and 2%, respectively, of our income before income taxes from equity in the net income of unconsolidated joint ventures. We derived approximately 2% of our income before income taxes from equity in the net income of unconsolidated joint ventures during the six months ended December 31, 2004.

     We own 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal year ended June 30, 2002, 17% of our income before income taxes for the fiscal year ended June 30, 2003, 7% of our income before income taxes in the fiscal year ended June 30, 2004, and 3% of our income before income taxes for the six months ended December 31, 2004.

     During 2003, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti-kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. As a result, our joint venture relationships have been modified or are in the process of being restructured.

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

     Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

•	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from the MMA and other state and federal legislation and revisions in pricing methods, or the method of establishing AWP or ASP;

•	below-expected sales or delayed launch of a new drug;

•	price and term adjustments with our drug suppliers;

•	increases in our operating expenses in anticipation of the launch of a new drug;

•	product shortages or an oversupply of product;

•	inaccuracies in our estimates of the costs of ongoing programs;

•	the timing and integration of our acquisitions;

•	making an acquisition that is dilutive to earnings;

•	changes in our estimates used to prepare our financial statements;

•	effectiveness of our sales force;

•	changes in governmental regulations;

•	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;

•	our provision of drugs to treat seasonal illnesses, such as RSV;

•	physician prescribing patterns;

•	general political and economic conditions;

•	interest rate fluctuations; and

•	adverse experience in collection of accounts receivable.

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

     The biopharmaceutical industry is susceptible to product shortages. Some of the products that we distribute, such as some of our hemophilia products, IVIG and products for the treatment of Alpha-1 antitrypsin deficiency, are collected and processed from human donors. Accordingly, the supply of these products is highly dependent on human donors and their availability has been constrained from time to time. Our suppliers of IVIG have announced initiatives that could result in decreases in the future supply of IVIG, which, in addition to other factors, may cause the pricing of IVIG to rise. There was also an industry wide recombinant factor VIII product shortage that existed for some time, as a result of the manufacturers being unable to increase production to meet rising global demand. Supply of this drug has only recently returned to normal levels. If these products, or any of the other drugs that we distribute, are in short supply for long periods of time and we are unable to acquire an amount of the drug sufficient to service our patients, our business could be harmed.

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

     A significant portion of our revenues result from the sale of drugs we deliver to our patients and a single carrier, FedEx, ships principally all of our products. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

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

     Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the tangible net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge to our earnings. As of December 31, 2004, we had goodwill, net of accumulated amortization, of approximately $550.1 million, or 43% of total assets and 86% of stockholders’ equity.

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

We have been named in a consolidated shareholder class action lawsuit and a shareholders’ derivative lawsuit asserting claims under the securities laws.

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

     Section 404 of the Sarbanes-Oxley Act of 2002 requires companies to do a comprehensive and costly evaluation of their internal controls. As a result, during our fiscal year ending June 30, 2005, we will be required to perform an evaluation of our internal controls over financial reporting and have our auditor publicly attest to such evaluation. We have prepared an internal plan of action for compliance, which includes a timeline and scheduled activities with respect to preparation of such evaluation. Our efforts to comply with Section 404 and related regulations regarding our management’s required assessment of internal control over financial reporting and our independent auditors’ attestation of that assessment has required, and continues to require, the commitment of significant financial and managerial resources. If we fail to timely complete this evaluation, or if our auditors cannot timely attest to our evaluation, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our business and our stock price.

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

     We have not yet hedged against our interest rate risk exposure after July 21, 2004. As a result, we will benefit from decreasing interest rates, but rising interest rates on our debt will also harm us. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $3.73 million over the next twelve months. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of $3.73 million for the same period.

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

     There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its annual meeting of stockholders on November 22, 2004 at its offices in Memphis, Tennessee. Stockholders holding 93.57% of the issued and outstanding shares of the Company’s Common Stock were either present in person or were represented by proxy.

(c) The following matters were voted upon at the meeting:

1.	Proposal to elect William E. Evans, Nancy-Ann DeParle and Kenneth R. Masterson to serve as Class III directors to serve until the 2007 annual meeting of stockholders and until their successors are elected and qualified. The votes cast for each director were as follows:

Dr. Evans	Voted For:	44,066,965	Voted Against:	1,669,146	Abstentions:	0

Ms. DeParle	Voted For:	43,789,785	Voted Against:	1,946,326	Abstentions:	0

Mr. Masterson	Voted For:	45,037,994	Voted Against:	698,117	Abstentions:	0

2.	Proposal to ratify the selection of Deloitte & Touche LLP as independent registered accountants to audit the Company’s financial statements for the fiscal year ended June 30, 2005.

Voted For:	45,644,769	Voted Against:	73,461	Abstentions:	17,881

3.	To consider and vote on the approval of the amendment of the Accredo Health, Incorporated 2002 Long-Term Incentive Plan to increase the number of shares reserved and available for Awards from 3,900,000 to 6,900,000.

Voted For:	29,229,495	Voted Against:	9,837,638	Abstentions:	37,323

               ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits

Exhibit 31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

* Exhibit 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Exhibit 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.

(b) Reports on Form 8-K

We filed a report on Form 8-K on October 19, 2004 to furnish as an exhibit, amended and restated employment agreements with our Executive Officers.

We filed a report on Form 8-K on November 1, 2004 to furnish as an exhibit, the press release reporting our financial results for the quarter ended September 30, 2004.

We filed a report on Form 8-K/A on November 3, 2004 to furnish as an exhibit, the updated and revised press release reporting our financial results for the quarter ended September 30, 2004.

Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 9, 2005	Accredo Health, Incorporated

/s/ David D. Stevens

David D. Stevens
Chairman of the Board and
Chief Executive Officer

/s/ Joel R. Kimbrough

Joel R. Kimbrough
Senior Vice President, Chief
Financial Officer and Treasurer

Exhibit Index

Exhibit
Number	Description of Exhibits
31.1	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* In accordance with Release No. 34-47986, this exhibit is hereby furnished to the SEC as an accompanying document and is not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that Section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933.