Form 10-Q
period 2005-03-31
ACCREDO HEALTH INC
filed 2005-05-06
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

CLASS	OUTSTANDING AT April 29, 2005
COMMON STOCK, $0.01 PAR VALUE	49,551,609

TOTAL COMMON STOCK	49,551,609

ACCREDO HEALTH, INCORPORATED
INDEX

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income (unaudited) For the three months and nine months ended March 31, 2005 and 2004

Condensed Consolidated Balance Sheets March 31, 2005 (unaudited) and June 30, 2004

Condensed Consolidated Statements of Cash Flows (unaudited) For the nine months ended March 31, 2005 and 2004

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
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Note: Items 1, 2, 3 and 4 of Part II are omitted because they are not applicable

PART I - FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(000’S OMITTED, EXCEPT SHARE DATA)
(UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Net patient revenue	$1,411,120	$1,103,197	$507,914	$398,919
Other revenue	27,815	28,604	8,574	9,667
Equity in net income of joint ventures	1,805	2,272	572	722

Total revenues	1,440,740	1,134,073	517,060	409,308

Cost of sales	1,189,843	894,338	432,994	325,517

Gross profit	250,897	239,735	84,066	83,791

General & administrative	114,420	103,166	36,370	34,178
Bad debts	18,997	23,731	6,593	9,303
Depreciation and amortization	11,850	9,333	4,017	3,277

Income from operations	105,630	103,505	37,086	37,033

Interest expense, net	14,681	6,365	3,819	1,964
Minority interest in consolidated subsidiary	510	1,741	133	688

Income before income taxes	90,439	95,399	33,134	34,381

Provision for income taxes	35,015	36,855	12,959	13,254

Net income	$55,424	$58,544	$20,175	$21,127

Cash dividends declared on common stock	$—	$—	$—	$—

Earnings per share:
Basic	$1.13	$1.22	$0.41	$0.44
Diluted	$1.12	$1.20	$0.40	$0.43

Weighted average shares outstanding:
Basic	48,891,593	48,050,099	49,130,520	48,307,891
Diluted	49,488,066	48,869,037	50,186,424	49,277,358

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED BALANCE SHEETS
(000’S OMITTED, EXCEPT SHARE DATA)

	(Unaudited)
	March 31,	June 30,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$78,204	$42,743
Patient accounts receivable, less allowance for doubtful accounts of $80,336 at March 31, 2005 and $81,051 at June 30, 2004	402,196	325,642
Due from affiliates	2,399	4,191
Other accounts receivable	34,841	28,584
Inventories	153,107	128,323
Prepaids and other current assets	5,111	5,084
Income taxes receivable	5,300	382
Deferred income taxes	13,397	14,129

Total current assets	694,555	549,078

Property and equipment, net	45,422	41,283
Other assets:
Joint venture investments	7,692	7,713
Goodwill, net	553,959	382,628
Other intangible assets, net	18,361	17,480

Total assets	$1,319,989	$998,182

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$227,338	$164,780
Accrued expenses	22,007	22,625
Due to affiliates	1,761	654
Current portion of long-term debt	4,583	4,445

Total current liabilities	255,689	192,504

Long-term debt	344,064	174,866
Deferred income taxes	31,199	25,112
Minority interest in consolidated joint venture	2,767	3,757
Stockholders’ equity:
Undesignated Preferred Stock, 5,000,000 shares authorized, no shares issued	—	—
Common Stock, $.01 par value; 100,000,000 shares authorized; 49,536,775 and 48,603,341 shares issued and outstanding at March 31, 2005 and June 30, 2004, respectively	495	486
Additional paid-in capital	464,923	436,021
Accumulated other comprehensive income	—	8
Retained earnings	220,852	165,428

Total stockholders’ equity	686,270	601,943

Total liabilities and stockholders’ equity	$1,319,989	$998,182

See accompanying notes to condensed consolidated financial statements.

ACCREDO HEALTH, INCORPORATED

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(000’S OMITTED)
(UNAUDITED)

	Nine Months Ended
	March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income	$55,424	$58,544

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,132	12,018
Provision for losses on accounts receivable	18,997	23,731
Deferred income tax expense	6,836	14,094
Tax benefit of exercise of stock options	7,950	1,808
Excess distributed (undistributed) earnings of joint ventures	22	(1,857)
Minority interest in income of consolidated joint venture	510	1,741
Write-off of unamortized debt issuance costs	4,422	—
Loss on sale of property and equipment	288	—

Changes in operating assets and liabilities:
Patient receivables and other	(86,211)	(64,876)
Due from affiliates	2,899	(1,068)
Inventories	(15,115)	(48,290)
Prepaids and other current assets	228	908
Income taxes receivable	(2,706)	(160)
Accounts payable and accrued expenses	49,083	52,613

Net cash provided by operating activities	56,759	49,206

INVESTING ACTIVITIES:

Purchases of property and equipment	(13,744)	(10,260)
Proceeds from sale of property and equipment	62	—
Additions to other assets	(927)	—
Business acquisitions, net of cash acquired	(190,506)	(35,862)

Net cash used in investing activities	(205,115)	(46,122)

FINANCING ACTIVITIES:

Proceeds from issuance of long-term debt	376,450	1,381
Principal payments on long-term debt	(207,114)	(12,525)
Payment of debt issuance costs	(4,980)	—
Issuance of common stock	20,961	6,089
Distributions to minority interest partners	(1,500)	(1,400)

Net cash provided by (used in) financing activities	183,817	(6,455)

Increase (decrease) in cash and cash equivalents	35,461	(3,371)

Cash and cash equivalents at beginning of period	42,743	48,006

Cash and cash equivalents at end of period	$78,204	$44,635

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
March 31, 2005

1.	BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the condensed consolidated financial position, results of operations and cash flows of Accredo Health, Incorporated (the “Company” or “Accredo”) have been included. Operating results for the three and nine-month periods ended March 31, 2005, are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2005.

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

     During the quarter and nine months ended March 31, 2005, employees and directors exercised stock options to acquire 598,523 and 898,423 shares of Accredo common stock, respectively. The weighted average option exercise price was $28.26 per share for the quarter and $22.41 per share for the nine-month period.

     Employees of the Company also acquired 35,011 shares of Accredo common stock pursuant to the provisions of the Company’s Employee Stock Purchase Plan at a price of approximately $23.56 per share. Shares acquired under the plan were purchased on December 31, 2004 from employee funds accumulated via payroll deductions from July through December 2004.

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

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Weighted average risk-free interest rate	3.28	2.77%	3.43	2.75%
Dividend yield	0%	0%	0%	0%
Volatility factor	.60	.70	.60	.70
Weighted-avg. expected life	4.0 yrs	4.0 yrs	4.0 yrs	4.0 yrs
Estimated turnover	8%	8%	8%	8%

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the three-month and nine-month periods ended March 31 is as follows (in thousands, except share data):

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net income, as reported	$55,424	$58,544	$20,175	$21,127
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all awards	(10,241)	(8,718)	(4,163)	(3,063)

Pro forma net income	$45,183	$49,826	$16,012	$18,064

Earnings per share:
Basic – as reported	$1.13	$1.22	$0.41	$0.44
Basic – pro forma	$0.92	$1.04	$0.33	$0.37

Diluted – as reported	$1.12	$1.20	$0.40	$0.43
Diluted – pro forma	$0.92	$1.04	$0.32	$0.37

     The Financial Accounting Standards Board issued Statement No. 123 (revised 2004), Share-Based Payment, on December 16, 2004. SFAS 123R requires all entities to recognize compensation expense in an amount equal to the fair value of share based payments. The standard is effective for awards granted, modified, or settled after the first reporting year beginning after June 15, 2005. The Company will adopt SFAS 123R using the modified prospective method in the fiscal year beginning July 1, 2005.

4.	COMPREHENSIVE INCOME

     Comprehensive income includes changes in the fair value of certain derivative financial instruments that qualify for hedge accounting. Comprehensive income for all periods presented is as follows:

	Nine Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Reported net income	$55,424	$58,544	$20,175	$21,127
Unrealized gain (loss) on interest rate swap contracts, net of tax benefit	(8)	58	—	(36)

Comprehensive income	$55,416	$58,602	$20,175	$21,091

     The adjustments made in computing comprehensive income are reflected as a component of stockholders’ equity under the heading “accumulated other comprehensive income”.

5.	CONTINGENCIES

     The Company, David D. Stevens and Joel R. Kimbrough are named as defendants in a putative class action lawsuit filed in the United States District Court for the Western District of Tennessee, Memphis Division. A Consolidated Amended Complaint was filed on September 15, 2004. The lawsuit alleges violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuit are without merit. The Company maintains insurance for losses arising from the types of allegations made in this litigation. The Company has expended defense costs to date substantially equal to the amount of the Company’s retention under its insurance coverage. The Company believes that it is not reasonably possible that it will suffer any material out-of-pocket monetary loss in this lawsuit. Therefore, no loss provision has been accrued in the consolidated financial statements related to this matter as of March 31, 2005.

     In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names certain current and former Company officers and directors (David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy-Ann DeParle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh) as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuit. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company has filed a motion to dismiss the Consolidated Derivative Complaint and the parties are awaiting the Court’s ruling on this motion.

     As a result of the pending acquisition of the Company by Medco Health Solutions, Inc. (Medco) (see below “Proposed Transaction with Medco”), on February 23, 2005, the derivative plaintiffs in the Consolidated Derivative Complaint filed a motion seeking leave to amend the Consolidated Derivative Complaint to add Medco and certain additional Accredo directors as defendants. The proposed amendment seeks injunctive relief to enjoin the Medco acquisition of Accredo on the grounds that the named Accredo directors and officers allegedly seek to use the acquisition to squeeze out Accredo’s current stockholders for an unfair price and to insulate themselves from liability for alleged wrongdoing associated with Accredo’s June 2002 acquisition of the SPS Division of Gentiva Health Services, Inc. The Company believes that the claims asserted in the derivative lawsuit are without merit. The Company maintains insurance for losses arising from the types of allegations made in this litigation. The Company has expended defense costs to date substantially equal to the amount of the Company’s retention under its insurance coverage. The Company believes that it is not reasonably possible that it will suffer any material out-of-pocket monetary loss in this lawsuit. Therefore, no loss provision has been accrued in the consolidated financial statements related to this matter as of March 31, 2005.

     The Company and the Company’s 80% owned joint venture in California provided contract pharmacy and related billing services to a local California pharmacy that was recently audited by the California Department of Health Services (Department) concerning its MediCal billing for clotting factor supplied to the pharmacy by the Company or the Company’s joint venture. The audit is for the period January 2, 2001 to March 5, 2003 with dates of payment from March 26, 2001 to April 21, 2003. Although the joint venture is not currently involved with the audits, the contract pharmacy relationship is implicated and the pharmacy is seeking indemnification from the joint venture. Since the initiation of the audit, the state agency has temporarily withheld MediCal payments from the pharmacy and has alleged, among other things, overbilling and false claims. In December 2004, the Department notified the pharmacy that it had completed its audit and assessed the pharmacy approximately $13.5 million in alleged overbilling and overpayment received by the pharmacy from MediCal. Over 80% of the assessment was for claims allegedly submitted in excess of acquisition cost. The remaining portion of the assessment cited overpayments for lack of documentation and false claims. The Department stated in its letter that the pharmacy received reimbursement for services that were falsely represented as provided by the pharmacy. The pharmacy has appealed the assessment, and a trial date has been set for August 3, 2005. The Company believes the assessment is without merit and expects the pharmacy and the joint venture to vigorously defend against these allegations through judicial proceedings. Since false claim statutes are implicated, the pharmacy could also be assessed fines and penalties. Due to the uncertainty about the issues involved in this matter, based on the facts and circumstances known to date, the Company believes some amount of monetary loss is reasonably possible in the range of zero to $20 million.

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

     Also, from time to time, the Company is involved in lawsuits, claims, audits and investigations arising in the normal course of its business. In addition, the business that the Company acquired from Gentiva Health Services, Inc. is involved in several lawsuits and claims related to its historic operation by Gentiva, which are being controlled by Gentiva and for which Gentiva has agreed to indemnify the Company. The Company believes that it is not reasonably possible that it would suffer any material monetary loss in these lawsuits, claims, audits and investigations. Therefore, no loss provision has been accrued in the consolidated financial statements related to these matters as of March 31, 2005.

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

     On July 21, 2004, the Company acquired all of the outstanding stock of HRA Holding Corporation and its wholly owned subsidiary, Hemophilia Resources of America, Inc. (HRA). HRA specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with hemophilia and related bleeding disorders. The acquisition of HRA increased the Company’s market leading position in the distribution of hemophilia related products. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $166.5 million and was funded by the Company’s increased credit facility. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $24.0 million and $6.9 million, respectively. The excess of the purchase price, including acquisition costs of approximately $0.3 million, over the fair value of the net assets acquired of $17.1 million was allocated as follows: $146.1 million to goodwill and $2.5 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. Final resolution of the working capital adjustment, as defined in the merger agreement, resulted in the payment of $0.7 million of additional consideration in April 2005. In addition, we recorded a $1.0 million deferred tax liability associated with the non-deductible future amortization of the acquired patient relationships. These amounts were accrued as of March 31, 2005, and are included as adjustments to the liabilities assumed amount described above. The Company also paid $0.8 million as consideration for an agreement with a selling shareholder not to compete with the Company for a period of ten years. The transition and integration of HRA business activities commenced during the September 2004 quarter and will continue throughout the remainder of fiscal 2005. The results of HRA have been included in the consolidated financial statements since July 21, 2004.

     On July 1, 2004, the Company acquired all of the outstanding stock of Home Health Care Resources, Inc. (HHCR). HHCR specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with autoimmune disorders and hemophilia. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $29.8 million. This amount includes additional consideration paid in March 2005 amounting to $3 million related to an earn-out payment based on the achievement of certain financial results for the six months ended December 31, 2004. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $4.3 million and $0.8 million, respectively. The excess of the purchase price, including the earn-out payment, over the fair value of the net assets acquired of $3.5 million was allocated as follows: $25.7 million to goodwill and $0.3 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $0.3 million as consideration for an agreement with the selling shareholders not to compete with the Company for a period of ten years. The results of HHCR have been included in the consolidated financial statements since July 1, 2004.

7.	PROPOSED TRANSACTION WITH MEDCO

     On February 23, 2005, the Company and Medco announced the signing of a definitive agreement whereby Medco would acquire all of the outstanding stock of Accredo. Total consideration is approximately $2.2 billion in cash and Medco common stock. The transaction has been approved by the boards of directors of both companies and is subject to the approval of Accredo shareholders and other customary closing conditions. Medco intends to manage Accredo as an independent business. Under terms of the definitive agreement, each Accredo share outstanding will be exchanged for $22.00 in cash and 0.49107 shares of the Company’s common stock, subject to adjustment based on the value of Medco’s common stock in certain situations as provided in the agreement. Medco expects to fund the cash portion of the consideration through a combination of cash on hand, bank borrowings and its accounts receivable financing facility. The transaction is expected to close in mid-2005.

     On February 23, 2005, the derivative plaintiffs in the derivative lawsuit filed in Shelby County, Tennessee against certain Accredo directors and officers filed a motion seeking leave to amend the Consolidated Derivative Complaint to add Medco and certain additional Accredo directors as defendants. The proposed amendment seeks injunctive relief to enjoin the Medco acquisition of Accredo on the grounds that the named Accredo directors and officers allegedly seek to use the acquisition to squeeze out Accredo’s current stockholders for an unfair price and to insulate themselves from liability for alleged wrongdoing associated with Accredo’s June 2002 acquisition of the SPS Division of Gentiva Health Services, Inc. See “Contingencies” footnote above.

8.	EARNINGS PER SHARE

     The Company presents earnings per share in accordance with SFAS No. 128, Earnings Per Share. All per share amounts have been calculated using the weighted average number of shares outstanding during each period. Diluted earnings per share are adjusted for the impact of common stock equivalents using the treasury stock method when the effect is dilutive. Options to purchase approximately 198,000 and 26,000 shares of common stock were outstanding at March 31, 2005 and March 31, 2004, respectively, but were not included in the computation of diluted earnings per share for the three months ended March 31 because the options’ exercise prices were greater than the average market price of common shares and, therefore, the effect would be antidilutive. A reconciliation of the basic and diluted weighted average shares outstanding is as follows at March 31:

	Nine Months Ended		Three Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Weighted average number of common shares outstanding used as the denominator in the basic earnings per share calculation	48,891,593	48,050,099	49,130,520	48,307,891
Additional shares assuming exercise of dilutive stock options	596,473	818,938	1,055,904	969,467

Weighted average number of common and equivalent shares used as the denominator in the diluted earnings per share calculation	49,488,066	48,869,037	50,186,424	49,277,358

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

     Some of the information in this quarterly report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,” “intend,” “estimate” and “continue” or similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements discuss our future expectations;

•	the statements contain projections of our future earnings or of our financial condition; and

•	the statements state other “forward-looking” information.

Specifically, this report contains, among others, forward-looking statements about:

•	our expectations regarding our product mix for periods following March 31, 2005;

•	our expectations regarding our payor mix for periods following March 31, 2005;

•	our expectations regarding the movement of patients pursuant to our strategic alliance with Medco Health Solutions, Inc. (Medco) following March 31, 2005;

•	our expectations regarding the proposed acquisition of the Company by Medco;

•	our expectations regarding the scope and cost of our capital expenditures following March 31, 2005;

•	our sources and availability of funds to satisfy our working capital needs;

•	the implementation or interpretation of current or future regulations and legislation relating to the industry in which we operate;

•	our critical accounting policies; and

•	our expectations regarding the percentage of our revenues attributable to federal and state programs.

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

	Three Months		Nine Months Ended
	Ended March 31,		March 31,
	2005	2004	2005	2004

Hemophilia, Autoimmune Disorders, Primary Immunodeficiency Disease (PID) and Alpha- 1 Antitrypsin Deficiency	35%	33%	36%	35%
Multiple Sclerosis	13%	13%	15%	14%
Pulmonary Arterial Hypertension (PAH)	15%	15%	15%	16%
Gaucher Disease	5%	7%	6%	9%
Growth Hormone-Related Disorders	9%	7%	9%	8%
Respiratory Syncytial Virus (RSV)	13%	14%	8%	9%
Other Diseases and Services	10%	11%	11%	9%

	100%	100%	100%	100%

     In the June 2005 quarter, we anticipate that revenues for the treatment of RSV will represent a much smaller percentage of our overall revenues with an offsetting increase in the percentage of our revenues from the other diseases listed above. Synagis®, for the treatment of RSV, is primarily dispensed in the December and March quarters.

     Reimbursement for the products we sell comes from governmental payors, Medicare and Medicaid, and from non-governmental payors. The following table presents the percentage of our total revenues reimbursed by these payors:

	Year Ended	Year Ended	Nine Months Ended
	June 30, 2003	June 30, 2004	March 31, 2005

Non-governmental	73%	72%	72%
Governmental:
Medicaid	20%	21%	21%
Medicare	7%	7%	7%

     Blood clotting factor for the treatment of hemophilia and the PAH products, Flolan® and Remodulin®, are the primary products we distributed in fiscal years 2003, 2004, and year to date March 31, 2005, for which we were reimbursed directly by Medicare. We anticipate that our payor mix for the remainder of our fiscal year 2005 will be similar to the payor mix achieved in fiscal 2004 and the nine months ended March 31, 2005.

STRATEGIC ALLIANCE

     On February 9, 2004, we signed a long-term agreement with Medco to become the preferred retail and home delivery pharmacy provider to Medco members for our specialty product lines that we currently dispense to treat patients with long-term, chronic diseases. The agreement includes drugs to treat hemophilia, pulmonary arterial hypertension, RSV, immune deficiency disorders, multiple sclerosis, growth hormone deficiency and Gaucher’s disease. We have historically provided our drugs to some Medco members; however, this agreement has significantly increased the number of prescriptions dispensed for Medco members.

     On February 23, 2005, the Company and Medco announced the signing of a definitive agreement whereby Medco would acquire all of the outstanding stock of Accredo. See discussion in “Proposed Transaction with Medco” section below.

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

     On July 21, 2004, the Company acquired all of the outstanding stock of HRA Holding Corporation and its wholly owned subsidiary, Hemophilia Resources of America, Inc. (HRA). HRA specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with hemophilia and related bleeding disorders. The acquisition of HRA increased the Company’s market leading position in the distribution of hemophilia related products. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $166.5 million and was funded by the Company’s increased credit facility. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $24.0 million and $6.9 million, respectively. The excess of the purchase price, including acquisition costs of approximately $0.3 million, over the fair value of the net assets acquired of $17.1 million was allocated as follows: $146.1 million to goodwill and $2.5 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. Final resolution of the working capital adjustment, as defined in the merger agreement, resulted in the payment of $0.7 million of additional consideration in April 2005. In addition, we recorded a $1.0 million deferred tax liability associated with the non-deductible future amortization of the acquired patient relationships. These amounts were accrued as of March 31, 2005, and are included as adjustments to the liabilities assumed amount described above. The Company also paid $0.8 million as consideration for an agreement with a selling shareholder not to compete with the Company for a period of ten years. The transition and integration of HRA business activities commenced during the September 2004 quarter and will continue throughout the remainder of fiscal 2005. The results of HRA have been included in the consolidated financial statements since July 21, 2004.

     On July 1, 2004, the Company acquired all of the outstanding stock of Home Health Care Resources, Inc. (HHCR). HHCR specializes in providing pharmaceuticals, therapeutic supplies and disease management services for people with autoimmune disorders and hemophilia. The aggregate purchase price paid for this acquisition, inclusive of transaction costs and related expenses, was approximately $29.8 million. This amount includes additional consideration paid in March 2005 amounting to $3 million related to an earn-out payment based on the achievement of certain financial results for the six months ended December 31, 2004. This transaction was accounted for using the purchase method of accounting. Total assets acquired and liabilities assumed were $4.3 million and $0.8 million, respectively. The excess of the purchase price, including the earn-out payment, over the fair value of the net assets acquired of $3.5 million was allocated as follows: $25.7 million to goodwill and $0.3 million related to acquired patient relationships. The acquired patient relationship intangible is being amortized over five years. The Company also paid $0.3 million as consideration for an agreement with the selling shareholders not to compete with the Company for a period of ten years. The results of HHCR have been included in the consolidated financial statements since July 1, 2004.

PROPOSED TRANSACTION WITH MEDCO

     On February 23, 2005, the Company and Medco announced the signing of a definitive agreement whereby Medco would acquire all of the outstanding stock of Accredo. Total consideration is approximately $2.2 billion in cash and Medco common stock. The transaction has been approved by the boards of directors of both companies and is subject to the approval of Accredo shareholders and other customary closing conditions. Medco intends to manage Accredo as an independent business. Under terms of the definitive agreement, each Accredo share outstanding will be exchanged for $22.00 in cash and 0.49107 shares of the Company’s common stock, subject to adjustment based on the value of Medco’s common stock in certain situations as provided in the agreement. Medco expects to fund the cash portion of the consideration through a combination of cash on hand, bank borrowings and its accounts receivable financing facility. The transaction is expected to close in mid-2005.

     On February 23, 2005, the derivative plaintiffs in the derivative lawsuit filed in Shelby County, Tennessee against certain Accredo directors and officers filed a motion seeking leave to amend the Consolidated Derivative Complaint to add Medco and certain additional Accredo directors as defendants. The proposed amendment seeks injunctive relief to enjoin the Medco acquisition of Accredo on the grounds that the named Accredo directors and officers allegedly seek to use the acquisition to squeeze out Accredo’s current stockholders for an unfair price and to insulate themselves from liability for alleged wrongdoing associated with Accredo’s June 2002 acquisition of the SPS Division of Gentiva Health Services, Inc. The Company believes the claims asserted in the derivative lawsuit are without merit.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

     Revenues. Total revenues increased 26% from $409.3 million to $517.1 million from the three months ended March 31, 2004 to the three months ended March 31, 2005. Net patient revenue increased 27% from $398.9 million to $507.9 million from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase is primarily due to volume growth in our products for the treatments of hemophilia, growth hormone disorders, multiple sclerosis, immune deficiency disorders and RSV as a result of the addition of new patients and additional sales of product to existing patients. Sales volume increases in growth hormone and our product for the treatment of multiple sclerosis are primarily driven by our expanded relationship with Medco. Since the strategic alliance with Medco did not begin until May 2004, we did not have any revenue in the March 2004 quarter associated with the expanded relationship. We also benefited from the addition of new and expanded contracts with other managed care organizations, and from market share gains in certain product lines. The increase in the hemophilia and immune deficiency product lines is driven in part by the acquisitions of HRA and HHCR, which were purchased in July 2004. In addition, revenues from our seven new products launched since January 1, 2003, increased approximately $17.3 million in the current quarter as compared to the same period last year.

     Cost of Sales. Cost of sales increased 33% from $325.5 million to $433 million from the three months ended March 31, 2004 to the three months ended March 31, 2005. The 33% growth in costs of sales exceeded the 26% revenue growth discussed above. As a percentage of revenues, cost of sales increased from 79.5% to 83.7% from the three months ended March 31, 2004 to the three months ended March 31, 2005, resulting in gross margins of 20.5% and 16.3% for the three months ended March 31, 2004 and 2005, respectively. The decline is primarily a result of reductions in reimbursement levels from government and commercial payors in the three months ended March 31, 2005 as compared to the same period last year. These reductions principally relate to our hemophilia (specifically products reimbursed by MediCal beginning June 1, 2004, and Medicare beginning January 1, 2005), PAH (specifically products reimbursed by Medicare), and IVIG product lines. Furthermore, the decrease is a result of product mix changes. We derived a larger percentage of our revenues from lower margin products in the 2005 period when compared to the same period last year, including changes resulting from our expanded relationship with Medco and the increasing volume of our seven new products launched since 2003.

     General and Administrative. General and administrative expense increased from $34.2 million to $36.4 million, or 6%, from the three months ended March 31, 2004 to the three months ended March 31, 2005. As a percentage of revenues, general and administrative expense decreased from 8.4% to 7.0% from the three months ended March 31, 2004 to the three months ended March 31, 2005. The decrease as a percentage of revenue is primarily due to the significant revenue growth in the current period as compared to the same period last year and changes in product mix, both driven in part from our expanded relationship with Medco. The increase on an absolute dollar basis is primarily due to approximately $1.4 million in transaction costs associated with the proposed acquisition by Medco in the current quarter that were not present in the same quarter last year. These transaction costs primarily consisted of legal, investment banking, and other professional fees. Non-transaction related professional fees also increased as a result of Sarbanes-Oxley compliance costs and costs associated with various legal matters. Information technology expenses associated with certain hardware and software maintenance contracts and licenses also increased as a result of revenue growth in the current quarter as compared to the same quarter last year.

     Bad Debts. Bad debts decreased from $9.3 million to $6.6 million from the three months ended March 31, 2004 to the three months ended March 31, 2005. As a percentage of revenues, bad debt expense decreased from 2.3% to 1.3% from the three months ended March 31, 2004 to the three months ended March 31, 2005. This decrease is primarily due to a decrease in the percentage of our revenues that were reimbursed by major medical benefit plans versus prescription card benefits, and the impact of changes in product mix, including the incremental Medco revenues in the three months ended March 31, 2005, that did not exist in the same period last year. The change in revenue mix discussed above directly impacts the percentage of revenue reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by major medical benefit plans are subject to much higher co-payment and deductible amounts versus the typical $20 to $30 co-pay generally required by prescription card benefit plans. The revenue stream associated with the expanded Medco business is pre-adjudicated by Medco and has virtually no bad debt costs associated with it.

     Depreciation and Amortization. Depreciation expense increased from $2.1 million to $2.8 million from the three months ended March 31, 2004 to the three months ended March 31, 2005, as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware and enhancements to our fully integrated pharmacy and reimbursement software system, and build-outs of additional space. Amortization expense was $1.2 million for the three months ended March 31, 2004 and the three months ended March 31, 2005. These amounts primarily relate to the amortization of certain other identifiable intangible assets (principally patient relationships and non-compete agreements) associated with the companies we acquired.

     Interest Income/Expense, Net. Interest expense, net increased from $2.0 million to $3.8 million from the three months ended March 31, 2004 to the three months ended March 31, 2005 due to increased borrowings and higher interest rates. Upon the closing of our expanded credit facility in July 2004 (now at $550 million capacity), we initially increased our borrowings to $375.0 million. The borrowings were primarily used to fund the acquisition of HRA that also occurred in July 2004. Amounts borrowed under the previous Senior Credit facility were approximately $182.5 million at March 31, 2004, with a weighted average interest rate of 3.38%. Amounts borrowed under the expanded Senior Credit facility were $347.2 million at March 31, 2005, with a weighted average interest rate of 4.60%.

     Income Tax Expense. Our effective tax rate increased from 38.6% to 39.1% from the three months ended March 31, 2004 to the three months ended March 31, 2005. The increase in the effective tax rate for the period is primarily due to a larger percentage of our profits being derived from income that is taxable at higher rates in certain states. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

Nine Months Ended March 31, 2005 Compared to Nine Months Ended March 31, 2004

     Revenues. Total revenues increased 27% from $1.134 billion to $1.441 billion from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. Net patient revenue increased 28% from $1.103 billion to $1.411 billion from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. The increase is primarily due to volume growth in our products for the treatments of hemophilia, multiple sclerosis, growth hormone disorders, PAH, RSV and immune deficiency disorders as a result of the addition of new patients and additional sales of product to existing patients. In addition, the increase in revenues from hemophilia products and our products for the treatment of immune deficiency disorders is driven in part by of the acquisitions of HRA and HHCR, which were purchased in July 2004. We also benefited from the addition of new and expanded contracts with managed care organizations and pharmacy benefit management companies (PBMs), including our expanded relationship with Medco. We also achieved market share gains in certain product lines. Since the strategic alliance with Medco did not begin until May 2004, we did not have any revenue in the nine-months ended March 31, 2004, associated with the expanded relationship. We experienced improved collection rates in fiscal 2005 on certain product lines that resulted in the reduction of contractual adjustments in the amount of $4.8 million for the nine months ended March 31, 2005. In addition, revenues from our seven new products launched since January 1, 2003, increased approximately $53.3 million in the current period as compared to the same period last year.

     Cost of Sales. Cost of sales increased 33% from $894.3 million to $1.19 billion from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. The 33% growth in costs of sales exceeded the 27% revenue growth discussed above. As a percentage of revenues, cost of sales increased from 78.9% to 82.6% from the nine months ended March 31, 2004 to the nine months ended March 31, 2005, resulting in gross margins of 21.1% and 17.4% for the nine months ended March 31, 2004 and 2005, respectively. The decline is primarily a result of reductions in reimbursement levels from government and commercial payors in the nine months ended March 31, 2005, as compared to the same period last year. These reductions principally relate to our hemophilia (specifically products reimbursed by MediCal beginning June 1, 2004, and Medicare beginning January 1, 2005), PAH (specifically products reimbursed by Medicare), and IVIG product lines. Furthermore, the decrease is a result of product mix changes. We derived a larger percentage of our revenues from lower margin products in the 2004 period when compared to the same period last year, including changes resulting from our expanded relationship with Medco. The primary change in product mix was an increase in the percentage of total revenues from products for the treatment of multiple sclerosis and growth hormone deficiency.

     General and Administrative. General and administrative expense increased from $103.2 million to $114.4 million, or 11%, from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. As a percentage of revenues, general and administrative expense decreased from 9.1% to 7.9% from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. The decrease as a percentage of revenue is primarily due to the significant revenue growth in the current period as compared to the same period last year and changes in product mix, both driven in part from our expanded relationship with Medco. The increase on an absolute dollar basis is primarily due to increased salaries and fringe benefits associated with the expansion of our staff to support our revenue growth, including increases in group health insurance costs. Rent and information technology expenses increased with the expansion of our office space. We also incurred approximately $1.4 million in transaction related costs associated with the proposed acquisition by Medco. These transaction costs primarily consisted of legal, investment banking, and other professional fees. Finally, these increases were partially offset by reductions in directors and officers insurance costs for the nine months ended March 31, 2005, as compared to the same period last year.

     Bad Debts. Bad debts decreased from $23.7 million to $19.0 million from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. As a percentage of revenues, bad debt expense decreased from 2.1% to 1.3% from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. This decrease is primarily due to a decrease in the percentage of our revenues that were reimbursed by major medical benefit plans versus prescription card benefits, and the impact of changes in product mix, including the incremental Medco revenues in the nine months ended March 31, 2005, that did not exist in the same period last year. The change in revenue mix discussed above directly impacts the percentage of revenue reimbursed by prescription card benefits versus major medical benefit plans. The majority of the reimbursement provided by major medical benefit plans are subject to much higher co-payment and deductible amounts versus the typical $20 to $30 co-pay generally required by prescription card benefit plans. The revenue stream associated with the expanded Medco business is pre-adjudicated by Medco and has virtually no bad debt costs associated with it.

     Depreciation and Amortization. Depreciation expense increased from $5.8 million to $8.1 million from the nine months ended March 31, 2004 to the nine months ended March 31, 2005, as a result of purchases of property and equipment associated with our revenue growth including additional computer hardware and enhancements to our fully integrated pharmacy and reimbursement software system, and build-outs of additional space. Amortization expense increased from $3.5 million to $3.8 million from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. This increase is due to amortization of certain other identifiable intangible assets (principally patient relationships and non-compete agreements) associated with the acquisitions of HRA and HHCR that were completed in July 2004.

     Interest Income/Expense, Net. Interest expense, net increased from $6.4 million to $14.7 million from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. Interest expense (net) in the current period includes the write-off of approximately $4.4 million in unamortized debt issuance costs associated with the replacement and expansion of our Senior Credit facility. The write-off was recorded in the September 2004 quarter. Upon the closing of the expanded credit facility (now at $550 million capacity), we initially increased our borrowings to $375.0 million. The borrowings were primarily used to refinance the existing facility and to fund the acquisition of HRA that also occurred during the September 2004 quarter. Excluding the write-off of unamortized debt issuance costs, interest expense (net) would have been $10.3 million for the nine months ended March 31, 2005, as compared to $6.4 million for the nine months ended March 31, 2004. This increase is attributable to increased borrowings under the expanded facility and higher interest rates during the current period as compared to the same period last year. Amounts borrowed under the previous Senior Credit facility were approximately $182.5 million at March 31, 2004, with a weighted average interest rate of 3.38%. Amounts borrowed under the expanded Senior Credit facility were $347.2 million at March 31, 2005, with a weighted average interest rate of 4.60%.

     Income Tax Expense. Our effective tax rate increased from 38.6% to 38.7% from the nine months ended March 31, 2004 to the nine months ended March 31, 2005. The increase in the effective tax rate for the period is primarily due to a larger percentage of our profits being derived from income that is taxable at higher rates in certain states. The difference between the recognized effective tax rate and the statutory rate is primarily attributed to state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     As of March 31, 2005, working capital was $438.9 million, cash and cash equivalents were $78.2 million and the current ratio was 2.7 to 1.0.

     Net cash provided by operating activities was $56.8 million for the nine months ended March 31, 2005. During the nine months ended March 31, 2005, accounts receivable increased $86.2 million, inventories increased $ 15.1 million and accounts payable, accrued expenses and income taxes receivable increased $ 46.4 million. These changes are due primarily to our revenue growth and the timing of the collection of receivables, inventory purchases and payments of accounts payable. The growth in accounts receivable from June 30, 2004, to March 31, 2005, was lower than the sequential revenue growth, as evidenced by an eleven day reduction in day’s sales outstanding. This is driven in part by the effect of our expanded PBM relationships, as well as improved billing and collection processes. The rise in inventory is driven primarily by management’s intent to increase quantities on hand of certain IVIG products in anticipation of potential product shortages. The increase is also due to certain inventory purchasing commitments.

     Net cash used in investing activities was $205.1 million for the nine months ended March 31, 2005. Cash used in investing activities consisted primarily of $190.5 million for the purchase of HRA and HHCR and $13.7 million for purchase of property and equipment. Cash used for the addition of other assets was approximately $0.9 million. Proceeds from the sale of property and equipment were approximately $0.1 million.

     Net cash provided by financing activities was $183.8 million for the nine months ended March 31, 2005. This amount consisted of $376.5 million of proceeds from the issuance of long-term debt and $21.0 million from the issuance of common stock, less $207.1 million in debt repayments, $5.0 million for the payment of debt issuance costs, and $1.5 million of distributions to our minority interest partners.

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

     Amounts outstanding under the credit facility bear interest at varying rates based upon a LIBOR or prime rate of interest (as selected by us), plus a variable margin rate based upon our leverage ratio as defined by the credit agreement. The combination of a variable rate margin and LIBOR base rate resulted in an effective borrowing rate of 3.39% and 4.60% at June 30, 2004, and March 31, 2005, respectively. Our obligations under the credit facility are secured by a lien on substantially all of our assets, including a pledge of all of the common stock or partnership interest of each of our domestic subsidiaries. The Lenders’ security interest in a portion of our inventory is subordinate to the liens on that inventory under the terms of a security agreement between one of our vendors and us. The same vendor has a security interest in certain accounts receivable, which is subordinate to the rights of the Lenders.

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

     Our liquidity needs currently arise primarily from working capital requirements, capital expenditures, commitments related to financing obtained through the issuance of long-term debt and inventory purchase obligations. We believe that our cash from operations, cash available under the increased revolving credit facility and the proceeds from any offering of debt or equity securities allowed by the shelf registration statement will be sufficient to meet our internal operating and working capital requirements and growth plans for at least the next 12 months.

Commitments and Contractual Obligations

     The following table sets forth a summary of our contractual cash obligations as of March 31, 2005. With the exception of long-term debt, this table does not reflect amounts already recorded on our balance sheet.

	Payments Due Under Contractual Obligations by Fiscal Year
	2005 (1)	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Long-Term Debt	$1,114	$4,407	$4,248	$3,878	$3,750	$331,250	$348,647
Interest on Long-Term Debt	4,008	15,898	15,704	15,518	15,345	16,136	82,609
Operating Leases	1,916	5,967	4,472	2,915	2,149	1,142	18,561
Purchase Obligations	95,696	170,922	28,500	—	—	—	295,118
Capital Leases	—	—	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—	—	—

	$102,734	$197,194	$52,924	$22,311	$21,244	$348,528	$744,935

(1)	Cash obligations for the remainder of fiscal 2005.

     The long-term debt obligations in the table reflect the maturities pursuant to revised and expanded credit facility amendments that occurred during the quarter ended September 30, 2004. Interest on long-term debt was calculated based on the quarterly repayment terms defined in the credit agreement and at the interest rate in effect as of March 31, 2005 (4.60%). Actual interest costs could vary significantly from these estimates based on interest rate fluctuations, voluntary accelerated principal payments, and other factors.

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

     Information regarding our “Critical Accounting Policies and Estimates” can be found in our Annual Report on Form 10-K for our most recent fiscal year ended June 30, 2004. The four critical accounting policies that we believe are either the most judgmental, or involve the selection or application of alternative accounting policies, and are material to our financial statements are those relating to revenue recognition, allowance for doubtful accounts, allowance for contractual discounts and medical claims reserve. In addition, Note 1 to the financial statements in our Annual Report contains a summary of our significant accounting policies.

RISK FACTORS

     You should carefully consider the risks and uncertainties we describe below before investing in Accredo Health, Incorporated. The risks and uncertainties described below are not the only risks and uncertainties that could develop. Other risks and uncertainties that we have not predicted or evaluated could also affect our company.

     If any of the following risks occur, our earnings, financial condition or business could be materially harmed, and the trading price of our common stock could decline, resulting in the loss of all or part of your investment. As described below, on February 23, 2005, the Company and Medco announced the signing of an agreement whereby Medco would acquire all of the outstanding stock of Accredo. If this transaction is consummated (which is expected to occur in mid-2005), not all of the Risk Factors described below will continue to apply to Accredo.

The pending transaction with Medco, if not consummated, could result in a significant drop in our stock price. In addition, our future specialty pharmacy offering may not be competitive in the marketplace and our net revenues and profitability may be negatively impacted.

     On February 23, 2005, the Company and Medco announced the signing of a definitive agreement whereby Medco would acquire all of the outstanding stock of Accredo. The closing of the acquisition is subject to customary conditions, including (i) approval of the holders of Accredo common stock, (ii) absence of any law or order prohibiting the closing, and (iii) expiration or termination of the Hart-Scott-Rodino waiting period (which expired on April 7, 2005) and certain other regulatory approvals. In addition, each party’s obligation to consummate the acquisition is subject to certain other conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) material compliance of the other party with its covenants and (iii) the delivery of customary opinions from counsel to us and counsel to Medco that the acquisition will qualify as a tax-free reorganization for federal income tax purposes.

     Our stock price rose dramatically following the announcement of the signing of the definitive agreement with Medco, and based on the exchange ratio set out in the merger agreement, our stock price has tracked the price of Medco stock. If our agreement with Medco is not consummated, it could result in a significant drop in our stock price. In addition, our future ability to provide a competitive specialty pharmacy offering to our clients would be harmed and our net revenues and profitability may be negatively impacted.

We are highly dependent on our relationships with a limited number of biopharmaceutical suppliers and the loss of any of these relationships could significantly impact our ability to sustain or grow our revenues.

     Approximately 36% of our revenue for the nine months ended March 31, 2005 was derived from the sale of IVIG, Alpha-1 antitrypsin deficiency and blood clotting factor product. The majority of our IVIG and blood clotting factor products were purchased from Baxter Healthcare Corporation. We also derive a substantial percentage of our revenue and profitability from our relationships with Biogen Idec, Inc., Genzyme Corporation, GlaxoSmithKline, Inc. and MedImmune, Inc. Our revenue derived from these relationships represented approximately 35% of our revenue during the nine months ended March 31, 2005.

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

     We primarily sell 22 product lines. We focus almost exclusively on a limited number of complex and expensive drugs that serve small patient populations. The drugs that we sell with respect to the following core disease markets accounted for approximately 89% of our revenues for the nine months ended March 31, 2005, with the drugs for hemophilia, autoimmune disorders and PID constituting approximately 36% of our revenue for the same period:

▪	Hemophilia, Autoimmune Disorders and PID;

▪	Pulmonary Arterial Hypertension;

▪	Multiple Sclerosis;

▪	Gaucher Disease;

▪	Growth Hormone-Related Disorders; and

▪	Respiratory Syncytial Virus, or RSV.

     Due to the small patient populations that use the drugs we handle, our future growth is highly dependent on expanding our base of drugs. Further, a loss of patient base or reduction in demand for any reason of the drugs we currently handle could have a material adverse effect on a significant portion of our business, financial condition and results of operations.

Our business would be harmed if demand for our products and services is reduced.

     Reduced demand for our products and services could be caused by a number of circumstances, including:

▪	patient shifts to treatment regimens other than those we offer;

▪	new treatments or methods of delivery of existing drugs that do not require our specialty products and services;

▪	a recall of a drug;

▪	adverse reactions caused by a drug;

▪	the expiration or challenge of a drug patent;

▪	competing treatment from a new drug or a new use of an existing drug;

▪	the loss of a managed care or other payor relationship;

▪	the expansion of product-only service models;

▪	changes in sites of service;

▪	the cure of a disease we service; or

▪	the death of a high-revenue patient.

There is substantial competition in our industry, and we may not be able to compete successfully.

     The specialty pharmacy industry is highly competitive and is continuing to become more competitive. Most of the drugs, supplies and services that we provide are also available from our competitors. Our current and potential competitors include:

▪	other specialty pharmacy distributors;

▪	specialty pharmacy divisions of wholesale drug distributors;

▪	payors or pharmacy benefit management companies (PBMs);

▪	hospital-based pharmacies;

▪	retail pharmacies;

▪	home infusion therapy companies;

▪	manufacturers that sell their products both to distributors and directly to users;

▪	comprehensive hemophilia treatment centers;

▪	patient support groups and payors entering the specialty pharmacy distribution business; and

▪	other alternative site health care providers.

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

     Caremark Rx, Inc. and AdvancePCS combined to form the nation’s second largest pharmacy benefit manager, processing drug claims for about 95 million individuals with about 600 million prescriptions filled per year. Express Scripts, Inc., which provides PBM services to over 50 million members, acquired Curascripts on January 30, 2004. All of these firms are our customers and competitors. On February 9, 2004, we entered into a 10-year strategic alliance with Medco where we became the preferred retail and home delivery pharmacy provider to Medco’s members for our specialty pharmacy products. Because of the amount of revenue that we generate from our relationship with Medco, we could be adversely impacted if Medco is not able to retain the customer base that we service or is not able to attract new customers and expand their customer base. On February 23, 2005, the Company and Medco announced the signing of a definitive agreement whereby Medco would acquire all of the outstanding stock of Accredo (see separate Risk Factor above describing risks associated with the proposed transaction).

     As a result of our relationship with Medco, other PBMs may be reluctant to do business with us. As PBMs acquire specialty pharmacy capability, it is likely that they will attempt to cancel their relationships with entities, including us, that compete with the PBM specialty pharmacy operations, and to cause the PBM patients to obtain their drugs from the PBM’s own specialty pharmacy. We also expect there will be further consolidation among specialty pharmacy providers, such as the recent merger of Chronimed and MIM Corporation. Such events could materially and adversely affect our financial condition and results of operations.

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

     We are highly dependent on reimbursement from non-governmental payors. For the fiscal years ended June 30, 2002, 2003 and 2004, and the nine months ended March 31, 2005, we derived approximately 79%, 73%, 72% and 72% respectively of our gross patient revenue from non-governmental payors (including self-pay), which included 3%, 1%, 1% and 1%, respectively for those periods, from sales to private physician practices whose ultimate payor is typically Medicare.

     Many payors seek to limit the number of providers that supply drugs to their enrollees. For example, we were selected by Aetna, Inc. as one of three providers of injectable medications. We received approximately 10% of our total revenues from Aetna in the fiscal year ended June 30, 2004, and approximately 10% in the nine months ended March 31, 2005. As previously announced by Aetna, they have begun to transfer patients and therapies from us to a new joint venture between Aetna and one of our competitors. Our relationship with Medco was responsible for approximately 15% of our total revenue in the nine months ended March 31, 2005. This revenue was generated from patients that we serviced on a retail basis prior to our expanded relationship with Medco that commenced in February 2004 and also from patients that were referred to us through the expanded relationship. From time to time, payors with whom we have relationships require that we and our competitors bid to keep their business, and there can be no assurance that we will be retained or that our margins will not be adversely affected when that happens. Further, significant consolidation has occurred among non-government payors, and we expect there will be further consolidation in the future. If payors with whom we have relationships are part of this consolidation, our relationships with those payors could be terminated. The loss of a payor relationship, such as the loss of our relationship with Aetna, Inc. and affiliates, or an adverse change in the financial condition of a payor, could result in the loss of a significant number of patients and have a material adverse effect on our business, financial condition and results of operations.

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

     We have joint venture relationships with four medical centers that provide services primarily related to hemophilia, growth hormone-related disorders and RSV. For the fiscal years ended June 30, 2002, 2003 and 2004, we derived approximately 4%, 4% and 2%, respectively, of our income before income taxes from equity in the net income of unconsolidated joint ventures. We derived approximately 2% of our income before income taxes from equity in the net income of unconsolidated joint ventures during the nine months ended March 31, 2005.

     We own 80% of one of our joint ventures with Children’s Home Care, Inc. and the financial results of this joint venture are included in our consolidated financial results. This consolidated joint venture represented approximately 10% of our income before income taxes for the fiscal year ended June 30, 2002, 17% of our income before income taxes for the fiscal year ended June 30, 2003, 7% of our income before income taxes in the fiscal year ended June 30, 2004, and 2% of our income before income taxes for the nine months ended March 31, 2005.

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

     In addition to joint venture relationships, we also provide pharmacy management services to several medical centers. Our agreements with medical centers have terms of between one and five years, and may be cancelled by either party without cause upon notice of between one and twelve months. Adverse changes in our relationships with those medical centers could be caused, for example, by:

▪	changes caused by consolidation within the hospital industry;

▪	changes caused by regulatory uncertainties inherent in the structure of the relationships; or

▪	restrictive changes to regulatory requirements.

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

     As part of our growth strategy, we continue to evaluate acquisition and joint venture opportunities, but we cannot predict or provide assurance that we will complete any future acquisitions or joint ventures. Acquisitions and joint ventures involve many risks, including:

▪	difficulty in identifying suitable candidates and negotiating and consummating acquisitions on attractive terms;

▪	difficulty in assimilating the new operations;

▪	increased transaction costs;

▪	diversion of our management’s attention from existing operations;

▪	dilutive issuances of equity securities that may negatively impact the market price of our stock;

▪	increased debt; and

▪	increased amortization expense related to intangible assets that would decrease our earnings.

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

Our debt incurred from recent acquisitions may limit our future financial flexibility.

     The current level of our debt will have several important effects on our future operations, including, among others:

▪	A portion of our cash flow will be dedicated to the payment of principal and interest on the debt and will not be available for other purposes;

▪	Our debt covenants will require us to meet financial tests, and may impose other limitations that may limit our flexibility in planning for and reacting to changes in our business, including possible acquisition opportunities;

▪	Our ability to obtain additional financing for working capital, capital expenditures, acquisitions, general corporate and other purposes may be limited;

▪	Failure to meet our debt covenants could result in foreclosure by our lenders or an increase in the interest rate or administrative fees associated with our debt;

▪	We may be at a competitive disadvantage to similar companies that have less debt; and

▪	Our vulnerability to adverse economic and industry conditions may increase, including, but not limited to, rising interest rates.

Fluctuations in our quarterly financial results may cause our stock price to decline.

       Our results of operations may fluctuate on a quarterly basis, which could adversely affect the market price of our common stock. Our results may fluctuate as a result of:

▪	lower prices paid by Medicare or Medicaid for the drugs that we sell, including lower prices resulting from the MMA and other state and federal legislation and revisions in pricing methods, or the method of establishing AWP or ASP;

▪	below-expected sales or delayed launch of a new drug;

▪	price and term adjustments with our drug suppliers;

▪	increases in our operating expenses in anticipation of the launch of a new drug;

▪	product shortages or an oversupply of product;

▪	inaccuracies in our estimates of the costs of ongoing programs;

▪	the timing and integration of our acquisitions;

▪	making an acquisition that is dilutive to earnings;

▪	changes in our estimates used to prepare our financial statements;

▪	effectiveness of our sales force;

▪	changes in governmental regulations;

▪	the annual renewal of deductibles and co-payment requirements that affect patient ordering patterns;

▪	our provision of drugs to treat seasonal illnesses, such as RSV;

▪	physician prescribing patterns;

▪	general political and economic conditions;

▪	interest rate fluctuations; and

▪	adverse experience in collection of accounts receivable.

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

       Our business is highly dependent on continued research, development, manufacturing and marketing expenditures of biopharmaceutical companies, and the ability of those companies to develop, supply and generate demand for drugs that are compatible with the services we provide. Our business would be materially and adversely affected if those companies stopped outsourcing the services we provide or failed to support existing drugs or develop new drugs. Our business could also be harmed if the biopharmaceutical industry undergoes any of the following developments:

▪	supply shortages;

▪	adverse drug reactions;

▪	drug recalls;

▪	increased competition among biopharmaceutical companies;

▪	an inability of drug companies to finance product development because of capital shortages;

▪	a decline in product research, development or marketing;

▪	a reduction in the retail price of drugs from governmental or private market initiatives;

▪	changes in the FDA approval process; or

▪	governmental or private initiatives that would alter how drug manufacturers, health care providers or pharmacies promote or sell products and services.

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

        The health care laws and regulations that especially apply to our activities include:

▪	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs and billing for services rendered pursuant to such referrals, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act (HIPAA) created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. Allegations, investigations, or findings of a violation of the Anti-Kickback Law or similar state laws could have a material adverse effect on our business.

▪	The Department of Health and Human Services (DHHS) has issued regulations implementing the Administrative Simplification provisions of HIPAA concerning the maintenance of privacy and security of individually identifiable health information. These new regulations require the development and implementation of measures to maintain the privacy and security of health information and require that certain health claims transactions be conducted in accordance with uniform standards. These regulations govern health care providers, health plans and health clearinghouses. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

▪	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” Many states have adopted laws similar to the Stark law. A violation of the Stark Law or similar state laws is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

▪	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

▪	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

▪	Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients. Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti- kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. Accordingly, some of our existing joint ventures have been restructured and others may be restructured in the future.

▪	The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

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

        A significant portion of our revenues result from the sale of drugs we deliver to our patients and a single carrier, FedEx, ships principally all of our products. We depend heavily on these outsourced shipping services for efficient, cost effective delivery of our product. The risks associated with this dependence include:

▪	any significant increase in shipping rates, including rate increases resulting from higher fuel prices;

▪	strikes or other service interruptions by our primary carrier, FedEx, or by another carrier that could affect FedEx; or

▪	spoilage of high cost drugs during shipment, since our drugs often require special handling, such as refrigeration.

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

        We have a centralized data center located in Memphis, Tennessee and we are in the process of building a second data center in another city that we expect to be fully operational in mid-2005. Until the second data center is fully operational, acts by terrorists or a natural disaster that causes damage to the data center could cause us to be unable to operate our business for a period of time.

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

     Our formation and our acquisitions have resulted in the recording of a significant amount of goodwill on our financial statements. The goodwill was recorded because the fair value of the tangible net assets acquired was less than the purchase price. There can be no assurance that we will realize the full value of this goodwill. We evaluate on an on-going basis whether events and circumstances indicate that all or some of the carrying value of goodwill is no longer recoverable, in which case we would write off the unrecoverable goodwill as a charge to our earnings. As of March 31, 2005, we had goodwill, net of accumulated amortization, of approximately $554 million, or 42% of total assets and 81% of stockholders’ equity.

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

     The derivative plaintiffs in the stockholders’ derivative lawsuit asserting claims under the securities laws have filed a motion to add Medco as a defendant and enjoin consummation of the merger. Accredo believes that the claims asserted in the derivative lawsuit are without merit and intends to continue to vigorously contest the action, and Medco believes that the allegations sought to be asserted against it are without merit and intends to vigorously contest the action in the event the leave to amend is granted.

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

     Our common stock is traded on the Nasdaq National Market System. The market price of our common stock could fluctuate substantially based on a variety of factors, including the following:

▪	future announcements concerning us, our competitors, the drug manufacturers with whom we have relationships or the health care market;

▪	changes in government regulations;

▪	overall volatility of the stock market;

▪	changes in the financial estimates we provide to the market;

▪	changes in estimates by analysts;

▪	changes in operating results from quarter to quarter; and

▪	loss of key executives.

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

     We have not yet hedged against our interest rate risk exposure after July 21, 2004. As a result, we will benefit from decreasing interest rates, but rising interest rates on our debt will also harm us. Accordingly, if we maintain our current level of total debt, a 100 basis point decrease in interest rates along the entire yield curve would result in an increase in pre-tax income of approximately $3.47 million over the next twelve months. However, a 100 basis point increase in interest rates would result in a decrease in pre-tax income of $3.47 million for the same period.

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

     There have been no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

     On February 23, 2005, the Company and Medco announced the signing of a definitive agreement whereby Medco would acquire all of the outstanding stock of Accredo. Total consideration is approximately $2.2 billion in cash and Medco common stock. The transaction has been approved by the boards of directors of both companies and is subject to the approval of Accredo shareholders and other customary closing conditions. Medco intends to manage Accredo as an independent business. Under terms of the definitive agreement, each Accredo share outstanding will be exchanged for $22.00 in cash and 0.49107 shares of the Company’s common stock, subject to adjustment based on the value of Medco’s common stock in certain situations as provided in the agreement. Medco expects to fund the cash portion of the consideration through a combination of cash on hand, bank borrowings and its accounts receivable financing facility. The transaction is expected to close in mid-2005.

     On February 23, 2005, the derivative plaintiffs in the derivative lawsuit filed in Shelby County, Tennessee against certain Accredo directors and officers filed a motion seeking leave to amend the Consolidated Derivative Complaint to add Medco and certain additional Accredo directors as defendants. The proposed amendment seeks injunctive relief to enjoin the Medco acquisition of Accredo on the grounds that the named Accredo directors and officers allegedly seek to use the acquisition to squeeze out Accredo’s current stockholders for an unfair price and to insulate themselves from liability for alleged wrongdoing associated with Accredo’s June 2002 acquisition of the SPS Division of Gentiva Health Services, Inc. The Company believes the claims asserted in the derivative lawsuit are without merit.

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

     We filed a report on Form 8-K on January 31, 2005 to furnish as an exhibit, the press release reporting our financial results for the quarter ended December 31, 2004.

     We filed a report on Form 8-K on February 23, 2005 to furnish as an exhibit, the joint press release issued on February 23, 2005, by Accredo Health, Incorporated (“Accredo”) and Medco Health Solutions, Inc. (“Medco”) announcing the execution of an Agreement and Plan of Merger among Accredo, Medco and Raptor Merger Sub, Inc.

     We filed a report on Form 8-K on February 24, 2005 to provide details of entry into a material definitive agreement and to furnish as an exhibit the agreement dated February 22, 2005 whereby Accredo Health, Incorporated, a Delaware corporation (“Accredo”), entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Medco Health Solutions, Inc., a Delaware corporation (“Medco”), and Raptor Merger Sub, Inc., a Delaware corporation and direct wholly-owned subsidiary of Medco (“Merger Sub”). Upon the terms and subject to the conditions set forth in the Merger Agreement, Accredo will merge with and into Merger Sub, with Merger Sub continuing as the surviving corporation and a wholly-owned subsidiary of Medco.

     We filed a report on Form 8-K on February 28, 2005 to provide details of entry into material definitive agreements with certain executive officers of the company. On February 22, 2005, Accredo Health, Incorporated, a Delaware corporation (the “Company”), entered into definitive employment agreements with certain executive officers of the Company, the effectiveness of which are conditioned upon the closing of the merger (the “Merger”) contemplated by the Agreement and Plan of Merger among the Company, Medco Health Solutions, Inc. (“Medco”) and Raptor Merger Sub, Inc. This Form 8-K also reported the motion to amend the Consolidated Derivative Complaint in the derivative lawsuit filed in Shelby County, Tennessee. See also Part II Item 5 and the “Contingencies” footnote in the condensed consolidated financial statements.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Accredo Health, Incorporated
May 6, 2005	/s/ David D. Stevens
David D. Stevens
Chairman of the Board and Chief Executive Officer

May 6, 2005	/s/ Joel R. Kimbrough
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