Form 10-K/A
period 2004-06-30
ACCREDO HEALTH INC
filed 2005-06-28
CIK 1068887

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(AMENDMENT NO. 1)

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

EXPLANATORY NOTE

     This amendment on Form 10-K/A is being filed to amend the Annual Report on Form 10-K of Accredo Health, Incorporated for the fiscal year ended June 30, 2004, originally filed with the SEC on September 13, 2004. The purpose of this amendment is to amend portions of Items 1, 3, 7 and 8 and portions of the footnote disclosure of Item 15 of our Form 10-K. While we are amending only certain portions of our Form 10-K, for convenience and ease of reference, we are filing the entire Form 10-K in an amended and restated format. Unless stated otherwise, all information contained in this amendment is as of June 30, 2004. Except with respect to the matter described in the third through the sixth paragraphs of footnote 15 on page F-20, we have not updated the disclosure contained in our Form 10-K to reflect any events that have occurred since that date.

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

     With respect to drugs that we sell for our seven core disease therapies, Synagis(R) is the only treatment available for RSV and Cerezyme(R) is the only enzyme replacement therapy available for Gaucher Disease. We have agreed with Genzyme and Biogen to not sell drugs that compete with Cerezyme(R) and AVONEX(R). There are other drugs that we do not sell that are similar to or that compete with some of the other drugs that we sell.

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

•	Flolan(R), which is an epoprosternol sodium product manufactured by GlaxoSmithKline;

•	Tracleer(R), which is a bosentan product manufactured by Actelion Pharmaceuticals U.S., Inc.; and

•	Remodulin(R), which is a treprostinil sodium product manufactured by United Therapeutics Corporation.

     We have agreements with GlaxoSmithKline for the sale of Flolan(R), with United Therapeutics Corporation for the sale of Remodulin(R), and with Actelion Pharmaceuticals U.S., Inc. for the sale of Tracleer(R). These agreements have multiple year terms, may be terminated without cause on 90 to 365 days prior notice and obligate us to provide varying degrees of specialized services.

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

     Multiple Sclerosis. Multiple Sclerosis is a progressive neurological disease in which the body loses the ability to transmit messages among nerve cells, leading to a loss of muscle control, paralysis and, in some cases, death. Patients with active relapsing Multiple Sclerosis experience an uneven pattern of disease progression characterized by periods of stability interrupted by flare-ups of the disease. Industry sources estimate that Multiple Sclerosis affects between 250,000 and 350,000 people in the United States, approximately two-thirds of whom are women. Disease onset typically occurs in young adults between the ages of 20 and 40. Of the patients diagnosed with Multiple Sclerosis in the United States, about 90% of patients initially have relapsing Multiple Sclerosis and about half of those patients go on to develop a progressive form of the disease. About 10% of patients exhibit a progressive form of the disease at onset. Industry sources estimate that, of the persons currently affected by Multiple Sclerosis in the United States, approximately 50% have a relapsing form of the disease, and approximately 50% have a progressive form. There are currently four FDA-approved products used for treating relapsing Multiple Sclerosis:

•	AVONEX(R), which is manufactured by Biogen Idec, Inc.;

•	Betaseron(R), which is manufactured by Chiron Corporation;

•	Copaxone(R), which is manufactured by Teva Pharmaceutical Industries Limited; and

•	Rebif(R), which is manufactured by Serono, S.A.

     Effective September 1, 2002, we entered into amended and restated agreements with Biogen pursuant to which we are a preferred distributor of AVONEX(R) and provide various services and information to Biogen. The agreements are for a term ending December 31, 2005. Our agreements with Biogen are terminable by either party in the event of a breach. Our agreements provide that as long as we are the only preferred home delivery service provider approved by Biogen, we may not, without Biogen’s approval, sell any products that compete with AVONEX(R) for the treatment of Multiple Sclerosis. In some circumstances we may not sell competing products for a year following the termination of the agreements. We do not have exclusive rights to sell AVONEX(R), and Biogen has reserved the right under our agreements to sell AVONEX(R) directly or to appoint other providers of AVONEX(R), but any such action would eliminate our exclusivity obligations. AVONEX(R) is generally administered via a single intramuscular injection once per week.

     Gaucher Disease. Gaucher Disease is a seriously debilitating, sometimes fatal, genetic disorder caused by a deficiency of an important enzyme in the body called glucocerebrosidase. This deficiency results in the accumulation of the glucocerebroside lipid in the cells of organs in the body. The disease is characterized by an enlarged liver or spleen, anemia, bleeding problems, fatigue, bone and joint pain and other orthopedic complications such as repeated fractures and bone erosion. Type I Gaucher Disease is the most common form of Gaucher Disease, affecting about 90% of all Gaucher patients. Genzyme’s Ceredase(R) and Cerezyme(R) products are FDA-approved products used for treating Type I Gaucher Disease. Cerezyme(R) is the newer product, and we have very few patients receiving Ceredase(R). The FDA has approved a third product, Zavesca(R), for the treatment of mild to moderate Gaucher Disease where enzyme replacement is not appropriate. We do not distribute this drug.

     We have a longstanding relationship with Genzyme relating to Cerezyme(R). Cerezyme(R) is administered by intravenous infusion. Dosing frequencies vary, but a typical dosing regimen involves administration once every two weeks. Pursuant to our current agreements with Genzyme, we are a preferred distributor of Cerezyme(R) in the United States and its Territories and provide various information and other services to Genzyme. The pricing of Cerezyme(R) under our agreements with Genyzme, as well as the scope and pricing of services that we provide, are subject to periodic review. Our agreements with Genzyme are for a term ending April 1, 2005. The Agreements automatically renew on an annual basis unless either party provides 90 days prior notice of non-renewal, and are terminable by either party for any reason with 90 days prior notice. In addition, the agreements provide that, during the term of the agreements and for a period of five years after their termination, we may not sell any prescription drug for the treatment of Gaucher Disease other than Cerezyme(R). We do not have exclusive rights to sell Cerezyme(R). Genzyme has reserved the right under the agreements to sell Cerezyme(R) directly or to appoint other distributors of this product.

     Growth Hormone-Related Disorders. A major treatable cause of growth delay in children is growth hormone deficiency. It is estimated that there are approximately 40,000 pediatric patients in the United States who are candidates for growth hormone therapy. The market for growth hormone products is relatively mature, and currently five manufacturers sell eleven FDA-approved growth hormone products for a variety of indications. However, a majority of patients currently being treated with growth hormone products use one of Genentech’s growth hormone products, Protropin(R), Nutropin(R), or Nutropin AQ(R), the first long-acting dosage form of recombinant human growth hormone.

     We have purchasing relationships with all five manufacturers of growth hormone products used in the United States, including a long-standing relationship with Genentech. A sixth manufacturer is about to enter the market. Typically, patients or family members administer growth hormone products at home without the presence of a nurse. Most growth hormone products require administration by injection several times per week, and in some cases daily. We have entered into an amended and restated national distribution agreement with Genentech in which we also provide compliance programs, nursing coordination, various information and other services relating to Genentech’s human growth hormone products, Protropin(R), Nutropin(R), and Nutropin AQ(R) in the United States. The pricing of Protropin(R), Nutropin(R), and Nutropin AQ(R) under the distribution agreement, as well as the scope and pricing of the services provided by us, are subject to adjustment depending on the Company meeting certain performance criteria. The distribution agreement has a term expiring December 31, 2006. The agreement may be terminated by Genentech if we have a change of control and may be terminated by either party following 90-days notice. We do not have exclusive rights to distribute Protropin(R), Nutropin(R), and Nutropin AQ(R). Genentech has reserved the right under our agreement to sell these drugs directly or to appoint other distributors of these drugs.

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

     Synagis(R) (palivizumab), a drug manufactured by MedImmune, Inc. has been shown to significantly reduce RSV hospitalizations in pediatric patients at risk of the disease. Clinical studies have shown that preventive treatment with Synagis(R) was associated with a 55% reduction in overall hospitalizations due to RSV. Physicians prescribe Synagis(R)to immunize infants who are at high risk for serious lung impairment. Synagis(R) is typically administered by intramuscular injection once a month over a six month period.

     RSV is seasonal, with the disease striking primarily during the period of October through April. Our distribution agreement with MedImmune renews on an annual basis upon the mutual consent of the parties and is terminable by either party for any reason on 60 days notice. We do not have the exclusive right to sell Synagis(R), although we were a national preferred assignment of benefits distributor of the drug for the 2003-2004 respiratory syncytial virus season. We have recently renewed our agreement with MedImmune to continue as one of three national preferred assignment of benefits distributors for the 2004-2005 season.

Suppliers

     We primarily dispense growth hormones, blood clotting factor, IVIG, as well as other drugs obtained from the following sources:

•	Actelion Pharmaceuticals U.S., Inc., with respect to Tracleer(R);

•	Allergan, Inc., with respect to Botox(R);

•	Amgen, Inc., with respect to Enbrel(R);

•	Baxter Healthcare Corporation, with respect to Aralast(TM);

•	Bertek Pharmaceuticals, Inc. with respect to Apokyn(TM);

•	Biogen Idec, Inc., with respect to AVONEX(R);

•	Enzon, Inc., with respect to Adagen(R);

•	Genentech, Inc. with respect to Xolair(TM) and Raptiva(R),

•	Genzyme Corporation, with respect to Cerezyme(R), Aldurazyme(R) and Fabrazyme(R);

•	GlaxoSmithKline PLC, with respect to Flolan(R);

•	InterMune, Inc., with respect to Actimmune(R);

•	MedImmune, Inc. with respect to Synagis(R);

•	Rare Disease Therapeutics, Inc., with respect to Orfadin(R);

•	United Therapeutics Corporation, with respect to Remodulin(R); and

•	ZLB Behring with respect to Zemaira(TM).

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

     The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (MMA) made major changes in the Medicare payment rates for certain of the drugs that we sell, including blood clotting factor, Remodulin(R), Flolan(R) and IVIG. On July 27, 2004, Centers for Medicare and Medicaid Services (CMS) released a proposed rule setting reimbursement rates for Part B drugs and drug administration payments.

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

     We sell two part B covered drugs that are used to treat beneficiaries with pulmonary arterial hypertension, Remodulin(R) and Flolan(R). These products are covered as necessary for the effective use of durable medical equipment (DME). These drugs are reimbursed through one of the four Medicare DME regional carriers (DMERCs). Under the MMA, Remodulin(R) and Flolan(R) are paid at 95% of the AWP in effect on October 1, 2003 until the DME competitive acquisition program is phased in from 2007 to 2010.

Under Medicare Part B, we receive 80% of this amount directly from Medicare and the remaining 20% is the patients’ co-payment obligation. Since January 1, 2004, the effective date of the MMA, the DMERCs have established payment rates for the 10 mg Remodulin(R) vial size and the 0.5 mg vial size of Flolan(R) at rates that are below our acquisition cost of the drugs. In addition, one regional DMERC is currently paying all Remodulin(R) vial sizes at the same rate per mg as that of the 10 mg vial, thus reducing our reimbursement for all Medicare recipients of Remodulin(R) in that region.

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

     Laws governing Medicare, Medicaid, TriCare/CHAMPUS and other governmental programs may change, and various administrative rulings, interpretations and determinations make compliance difficult. Any changes may materially increase or decrease program payments or the cost of providing services. Final determinations of government program reimbursement often require years, because of audits, providers’ rights of appeal and numerous technical requirements. We believe we make adequate provision for adjustments. However, future reductions in reimbursement could reduce our revenues and profits.

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

     Changes in Medicare, Medicaid or similar government health benefit programs or the amounts paid by those programs for our services may adversely affect our earnings. Such programs are highly regulated and subject to substantial changes and cost containment measures. In recent years, changes in these programs have modified payments to providers both positively and negatively. The Medicare Prescription Drug, Improvement and Modernization Act of 2003, or MMA, is having a significant impact on the U.S. drug delivery system and, correspondingly, on our business. The MMA expands drug benefits for Medicare beneficiaries. The MMA changes drug pricing methodologies resulting in both increases and decreases in drug payments. The MMA changes Medicare’s payment methodology over the next three years from a system based on average wholesale price, or AWP, to one based on average sales price, or ASP, and provided for Medicare rate reductions that were effective January 1, 2004. These changes include new rates for Remodulin(R) and Flolan(R) that for certain vial concentrations are currently reimbursed at below our acquisition cost. The amount of Medicare reimbursement that we receive for blood clotting factor will also be changed effective January 1, 2005 to an ASP methodology. Although the MMA impacted the Company in 2004, we expect potentially significant impact in 2005, 2006 and thereafter, but the effect of which is not readily ascertainable at this time. We expect that the effect of the MMA will be to reduce prices and margins on some of the drugs that we distribute. If we are unsuccessful in obtaining changes in the Medicare reimbursement for Remodulin(R) and Flolan(R), we may reevaluate whether we continue to distribute those products in the future.

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

     The health care laws and regulations that especially apply to our activities include:

•	The federal “Anti-Kickback Law” prohibits the offer or solicitation of compensation in return for the referral of patients covered by almost all governmental programs and billing for services rendered pursuant to such referrals, or the arrangement or recommendation of the purchase of any item, facility or service covered by those programs. The Health Insurance Portability and Accountability Act (“HIPAA”) created new violations for fraudulent activity applicable to both public and private health care benefit programs and prohibits inducements to Medicare or Medicaid eligible patients. The potential sanctions for violations of these laws range from significant fines, to exclusion from participation in the Medicare and Medicaid programs, to criminal sanctions. Although some “safe harbor” regulations attempt to clarify when an arrangement will not violate the Anti-Kickback Law, our business arrangements and the services we provide may not fit within these safe harbors. Failure to satisfy a safe harbor requires analysis of whether the parties intended to violate the Anti-Kickback Law. Allegations, investigations, or findings of a violation of the Anti-Kickback Law or similar state laws could have a material adverse effect on our business.

•	The Department of Health and Human Services (DHHS) has issued regulations implementing the Administrative Simplification provisions of HIPAA concerning the maintenance of privacy and security of individually identifiable health information. These new regulations require the development and implementation of measures to maintain the privacy and security of health information and require that certain health claims transactions be conducted in accordance with uniform standards. These regulations govern health care providers, health plans and health clearinghouses. Failure to comply with these regulations, or wrongful disclosure of confidential patient information could result in the imposition of administrative or criminal sanctions, including exclusion from the Medicare and state Medicaid programs. In addition, if we choose to distribute drugs through new distribution channels such as the Internet, we will have to comply with government regulations that apply to those distribution channels, which could have a material adverse effect on our business.

•	The Ethics in Patient Referrals Act of 1989, as amended, commonly referred to as the “Stark Law,” prohibits physician referrals to entities with which the physician or their immediate family members have a “financial relationship.” Many states have adopted laws similar to the Stark law. A violation of the Stark Law or similar state laws is punishable by civil sanctions, including significant fines and exclusion from participation in Medicare and Medicaid.

•	State laws prohibit the practice of medicine, pharmacy and nursing without a license. To the extent that we assist patients and providers with prescribed treatment programs, a state could consider our activities to constitute the practice of medicine. If we are found to have violated those laws, we could face civil and criminal penalties and be required to reduce, restructure, or even cease our business in that state.

•	Pharmacies and pharmacists must obtain state licenses to operate and dispense drugs. Pharmacies must also obtain licenses in some states to operate and provide goods and services to residents of those states. Our entities that provide nursing for our patients and our nurses must obtain licenses in certain states to conduct our business. If we are unable to maintain our licenses or if states place burdensome restrictions or limitations on non-resident pharmacies or nurses, this could limit or affect our ability to operate in some states which could adversely impact our business and results of operations.

•	Federal and state investigations and enforcement actions continue to focus on the health care industry, scrutinizing a wide range of items such as joint venture arrangements, referral and billing practices, product discount arrangements, home health care services, dissemination of confidential patient information, clinical drug research trials and gifts for patients. Recently, the OIG issued a Special Advisory Bulletin focused on complex contractual joint ventures that could potentially violate the anti- kickback statute. In this bulletin, the OIG discussed the characteristics that potentially indicate a prohibited arrangement. Some of these characteristics are present in our existing joint ventures. Accordingly, some of our existing joint ventures have been restructured and others may be restructured in the future. The Company had a joint venture in California that provided contract pharmacy services to a local pharmacy under an arrangement that has been audited by the California Department of Health Services and that is also under investigation by the California Department of Justice. These two agencies have identified an aggregate of approximately $18.7 million in alleged overbillings and overpayments. If not resolved through a civil settlement, this matter could also result in interest, penalties and even criminal charges. See more detailed discussion in Item 3 (Legal Proceedings) and footnote 15 (Contingencies) of the consolidated financial statements included in this Annual Report on Form 10-K.

•	The False Claims Act encourages private individuals to file suits on behalf of the government against health care providers such as us. Such suits could result in significant financial sanctions or exclusion from participation in the Medicare and Medicaid programs.

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

Item 3. Legal Proceedings

     Commencing April 8, 2003, the Company and certain officers and directors were named as defendants in several substantially similar putative class action lawsuits filed in the United States District Court for the Western District of Tennessee, Memphis Division. The various complaints have been consolidated into a single action, and the Court appointed co-Lead Plaintiffs on July 1, 2004. A Consolidated Complaint is currently due to be filed no later than September 15, 2004. The lawsuits filed to date name the Company, David D. Stevens, Joel Kimbrough and in one case John R. Grow, as Defendants. One of the lawsuits also named Ernst & Young LLP as a defendant. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. Based on the lawsuits filed to date, the putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuits are without merit and intends to defend these lawsuits vigorously. The Company further believes that it is not reasonably possible that it will suffer any material monetary or non-monetary losses in this lawsuit. Therefore, no loss provision has been accrued in the consolidated financial statements related to this matter as of June 30, 2004. In addition, the Company maintains insurance for losses arising from the types of allegations made in this litigation. The Company has expended defense costs to date substantially equal to the amount of the Company’s retention under its insurance coverage. At this time, the Company cannot reasonably estimate the possible loss or range of loss without consideration of insurance coverage.

     In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy-Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company believes that the claims asserted in the derivative lawsuit are without merit and intends to defend this lawsuit vigorously. A motion to dismiss is currently pending. The Company believes that it is not reasonably possible that it will suffer any material monetary or non-monetary losses in this lawsuit. Therefore, no loss provision has been accrued in the consolidated financial statements related to this matter as of June 30, 2004. In addition, the Company maintains insurance for losses arising from the types of allegations made in this litigation. The Company has expended defense costs to date substantially equal to the amount of the Company’s retention under its insurance coverage. At this time, the Company cannot reasonably estimate the possible loss or range of loss without consideration of insurance coverage.

     The Company’s 80% owned joint venture in California provided contract pharmacy and related billing services to a local California pharmacy (“Local Pharmacy”) that has been audited by the California Department of Health Services (DHS) concerning its MediCal billing for clotting factor supplied by the joint venture. Although the joint venture was not directly involved with the audit, the contract pharmacy relationship is implicated and the Local Pharmacy is seeking indemnification from the joint venture. The state agency has withheld MediCal payments from the Local Pharmacy and has alleged, among other things, overbilling and false claims. In addition to the payments it has withheld, DHS is pursuing a refund of the payments made by MediCal to the Local Pharmacy.

     In December 2004, DHS notified the Local Pharmacy that it had completed its audit and assessed the Local Pharmacy approximately $13.5 million in alleged overbilling and overpayment received by the Local Pharmacy from MediCal. Over 80% of the assessment was for claims allegedly submitted in excess of acquisition cost. The remaining portion of the assessment cited overpayments for lack of documentation and false claims. DHS stated in its letter that the Local Pharmacy received reimbursement for services that were falsely represented as provided by the Local Pharmacy. The Local Pharmacy has appealed the assessment and a hearing before an administrative hearing officer has been set for November 15, 2005. In June 2005 the joint venture requested that the hearing officer permit the joint venture to participate as an interested party in the appeal.

     In late May 2005 the Company learned that the California Department of Justice, Bureau of MediCal Fraud and Elder Abuse, (“CDOJ”) has been conducting an investigation of the Local Pharmacy’s arrangement with the joint venture and the amounts that the Local Pharmacy billed MediCal. The Company met with CDOJ on June 15, 2005.

     Although outside of the period under audit, CDOJ has also calculated the amount that the Local Pharmacy would allegedly owe to the state for the period beginning on the last date of the DHS audit through the last date that bills were submitted to MediCal by the Local Pharmacy. The amount identified by CDOJ (approximately $5.2 million), when added to the original DHS recoupment demand, equals an aggregate potential exposure of $18.7 million, aside from interest or penalties that potentially could be assessed. The Company’s dialogue with CDOJ is ongoing, and the Company is endeavoring to facilitate a civil resolution of the matters raised by the CDOJ investigation. A meeting is tentatively scheduled with DHS in early July, in furtherance of the Company’s objective of securing a consensual civil resolution of all open issues involving the Local Pharmacy’s MediCal billing and its relationship with the joint venture, including all open issues with both DHS and CDOJ. It is possible that CDOJ could pursue criminal charges in the event that such a consensual civil resolution cannot be achieved. Based on the facts and circumstances known to date, the Company believes some amount of monetary loss is probable. While the Company is unable to estimate the range of potential loss, it does not believe that the loss will exceed $18.7 million, absent any finding of false claims and incurrence of fines and penalties.

     Also, from time to time, the Company is involved in lawsuits, claims, audits and investigations arising in the normal course of its business. In addition, the business that the Company acquired from Gentiva Health Services, Inc. is involved in several lawsuits and claims related to its historic operation by Gentiva, which are being controlled by Gentiva and for which Gentiva has agreed to indemnify the Company. The Company believes that it is not reasonably possible that it would suffer any material monetary or non-monetary losses in these lawsuits, claims, audits and investigations. Therefore, no loss provision has been accrued in the consolidated financial statements related to these matters as of June 30, 2004. However, in the event that there was an unfavorable outcome in one or more of these lawsuits, and if Gentiva was unable to indemnify us against some or all of the loss, then the Company would be liable for the amount of that loss. At the present time, the Company cannot reasonably estimate a range of loss for any or all of these lawsuits.

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

	2002	2003	2004
Hemophilia, Autoimmune Disorders and PID	27%	38%	36%
Multiple Sclerosis	31%	14%	14%
Pulmonary Arterial Hypertension	2%	14%	16%
Gaucher Disease	18%	10%	9%
Growth Hormone-Related Disorders	9%	7%	8%
Respiratory Syncytial Virus	10%	6%	7%
Other Diseases and Services	3%	11%	10%

	100%	100%	100%

     The Company groups drugs for the treatment of hemophilia, autoimmune disorders, and PID together because they are all blood-derived products. The increases in revenues from the diseases hemophilia and autoimmune disorders, PID and PAH and the related decreases in revenues from the diseases multiple sclerosis, Gaucher, growth hormone related disorders and RSV from fiscal year 2002 to fiscal year 2003 are due to the acquisition of the SPS division in June 2002. The majority of the revenues of the SPS division related to hemophilia and autoimmune disorders, PID and PAH.

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

     The increase in Medicare reimbursement and the related decrease in non-governmental reimbursement from fiscal year 2002 to fiscal year 2003 is due to the revenues from hemophilia factor and the PAH products, Flolan(R) and Remodulin(R), as a result of the acquisition of the SPS division. These are the only products we distribute for which we were reimbursed directly by Medicare in fiscal year 2002 and 2003. We anticipate that our payor mix for fiscal year 2005 will be similar to the payor mix achieved in fiscal year 2004.

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

     As a result of the SPS division acquisition and other smaller transactions, the Company has recorded goodwill. At June 30, 2004, the Company had goodwill, net of any prior amortization, of approximately $383 million, of which approximately $208 million was recorded as a result of the SPS acquisition. One of the components of establishing the value of this goodwill was the anticipation of synergies resulting from the integration of the acquired business that would be realized after the acquisition was completed (e.g. access to new markets, less competition). Because the Company integrated these acquisitions into its operations as quickly as possible, the realization of these synergies is difficult to measure individually. However, the Company believes that it realized, and will continue to realize, substantially all of the value of the anticipated synergies.

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

Revenue Recognition

     Net patient revenues are from the sales of biopharmaceutical drugs to patients and are reported at the net amount billed to patients, third-party payors and others in the period the products are delivered, not in the period shipped. We have agreements with certain third-party payors that provide for payments to us at amounts discounted from our established rates. The difference between our established rates (i.e., typically AWP or a multiple thereof) and the discounted amounts billed to third party payors are recorded as contractual adjustments. Contractual adjustments are made on a payor-specific basis and are recorded based on the best information available to us relative to management’s interpretation of contract terms and applicable laws and regulations, and after an extensive insurance clearance and pre-certification process. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. We have invested significant resources to refine and improve our medical billing system and related processes to record contractual adjustments and the allowance for contractual adjustments. We continually monitor our historical contractual adjustment experience and current risks and trends. Based on monthly analyses performed on historical contractual adjustment experience, we calculate and record a reserve for contractual adjustments to account for the difference between actual payments received and calculated expected payment amounts per our medical billing system. The core assumptions used determining the reserve for contractual adjustments include, but are not limited to: (i) collection rates; (ii) consideration of the age of outstanding invoices; (iii) payor mix; and (iv) adjustment and write-off rates. We are not currently aware of changes in these core assumptions that would have a material impact on the reserve for contractual adjustments. See further discussion of the allowance for contractual discounts below.

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

Allowance for Doubtful Accounts

     The procedure for estimating the allowance for doubtful accounts requires significant judgment and assumptions. Our primary collection risks are for patient co-payments and deductibles. The risk of collection varies based upon the product, the payor and the patient’s ability to pay the amounts not reimbursed by the payor. Some of the drugs we distribute are primarily reimbursed by prescription card benefit plans (principally drugs for the treatment of multiple sclerosis, growth hormone disorders, and RSV), which reimbursement is subject to lower patient co-payment and deductible amounts (typically $15-$30 per prescription). Other drugs are primarily reimbursed through major medical benefit plans, which reimbursement is subject to higher patient deductible amounts with a higher risk of bad debt. We estimate the allowance for doubtful accounts based upon a variety of factors including the age of the outstanding receivables, trends of cash collections and bad debt write-offs, and our historical experience of collecting the patient co-payments and deductibles. We primarily use a lagged historical collection and write-off model and specific account reviews as methodologies for evaluating our receivables in order to estimate our allowance for doubtful accounts. We apply the lagged historical and collection model methodology to approximately 36% of our gross accounts receivable as of June 30, 2004. The remaining 64% of gross accounts receivable is analyzed using the specific account review methodology. We also validate the results of the historical collection and write-off method by using a comparison of subsequent cash receipts to the net book value of our accounts receivable. In addition, for all of our accounts, we consider current qualitative and quantitative market factors that could impact their net realizable value. The lagged collection and write-off model utilizes the age of the receivables outstanding, our ongoing collection experience, and our cash collections as a percentage of net billings in order to estimate the allowance for doubtful accounts. The model contains collection and write-off history from 1999 to present. The model does not segregate accounts receivable by payor. The historical payor mix for the accounts reviewed under this methodology has not changed appreciably over time, and we are not currently aware of any circumstances that would change the payor mix prospectively. The review of specific accounts utilizes our experience with collecting similar accounts and judgments based on specific characteristics of each individual account (i.e., age, payor, copayment and deductible obligations, etc). The calculations and variables utilized in these methods are prepared and reviewed and adjustments to the allowance for bad debts are made as needed. With the exception of the change in estimate described below relating to the accounts receivable acquired pursuant to the SPS acquisition, our estimates related to the allowance for doubtful accounts have been materially accurate. However, economic, patient, payor changes in reimbursement and other factors could result in collections that differ from our estimates. Based on these factors, we continually review the estimation process and make changes to the estimates as necessary.

Allowance for Contractual Discounts

     We are reimbursed for the drugs we sell by many different payors including insurance companies, Medicare and all of the state Medicaid programs. The revenues and related accounts receivable are recorded net of payor contractual discounts to reflect the estimated net billable amounts for the products delivered. We verify pharmacy and/or major medical benefits with third-party payors and obtain pre-certification or shipment clearance for each patient order prior to each shipment. Therefore, we do not have accounts receivable that are pending approval from third-party payors. We estimate the allowance for contractual discounts on a payor-specific basis, given our interpretation of the contract terms or applicable regulations. However, the reimbursement rates are often subject to interpretation that could result in payments that differ from our estimates. Additionally, updated regulations and contract negotiations occur frequently, necessitating our continual review and assessment of the estimation process.

     Changes in estimates of prior period contractual discounts that we recorded in the current periods presented in the consolidated financial statements were not material. In addition, third-party payors submit payments to us on an individual claim basis. Such payments are not subject to annual or periodic retroactive settlements such as with hospital cost reporting or other retrospective settlement processes.

     The following table presents the approximate breakdown of accounts receivable by payor group and aging classification as of June 30, 2004 and 2003 based on original date of service (percentages are reflected as percent of gross accounts receivable, excluding allowances for doubtful accounts of $81.0 million and $126.5 million as of June 30, 2004 and 2003, respectively) :

Payor Group	0 – 90 Days	91 – 180 Days	181 - 360 Days	> 360 Days	Total
Accounts receivable as of June 30, 2004:
Commercial and other (1)	24%	12%	13%	11%	60%
Prescription cards	11%	1%	1%	1%	14%
Medicare	3%	3%	3%	1%	10%
Medicaid and state sponsored programs	7%	3%	2%	3%	15%
Self-pay (2)	* %	* %	* %	1%	1%

Total (3)	45%	19%	19%	17%	100%

Accounts receivable as of June 30, 2003:
Commercial and other (1)	24%	14%	11%	15%	64%
Prescription cards	7%	1%	* %	1%	9%
Medicare	5%	2%	1%	2%	10%
Medicaid and state sponsored programs	7%	3%	4%	2%	16%
Self-pay (2)	* %	* %	* %	* %	1%
Total (3)	43%	20%	17%	20%	100%

(1) We do not maintain the allowance for contractual adjustments accounts specifically by payor group and aging classification. For purposes of preparing this table, we included allowances for contractual adjustments of approximately $5.7 million and $15.2 million as of June 30, 2004 and 2003, respectively, in the “Commercial and other” payor group. These balances reduced gross accounts receivable and were allocated among the aging categories on a pro-rata basis. In addition, certain routine reconciling items which increased gross accounts receivable in the aggregate amount of $20.3 million and $38.0 million as of June 30, 2004 and 2003, respectively, were also included in the “Commercial and other” payor group because the composition of such amounts was not determinable by payor group. However, they were included in that group because management believes they primarily relate to commercial and other payors. These reconciling items between the accounts receivable subledger and the amounts recorded in our financial statements primarily relate to balance sheet reclass entries associated with credit balances. Although management believes the assumptions used to allocate the aforementioned items are reasonable, the actual composition of the Company’s accounts receivable could differ from the amounts presented above.

(2) Self-pay amounts primarily consist of patient co-payments and deductibles. Accounts receivable are classified according to the primary payor class until such time as the primary payment is received by us, at which time the self-pay obligation, if any, is sequenced to the self-pay payor class. Additional self-pay balances on accounts that have not been paid by the primary payor are contained in the other payor groups presented. We consider the patient’s potential payment obligation in our evaluation of the allowance for doubtful accounts based on the historical payment pattern of the patient.

(3) Amounts are calculated as percent of gross accounts receivable, excluding allowances for doubtful accounts of $81.0 million and $126.5 million as of June 30, 2004 and 2003, respectively, which are not specifically tracked by payor group and aging classification.

* Less than one percent (1%).

Patient Credit Balance Liability

     Patient credit balances arise due to many factors including overpayments from payors, unapplied payments due to insufficient information and payments against invoices that have previously been written off. We estimate the amount of credit balances that relate to overpayments from payors based upon historical trends, specific review and analysis of patient accounts, and other available information. Estimated refundable credit balances are classified as accounts payable in the consolidated financial statements. We revise our estimated patient credit balance liability based on our historical credit balance resolutions. The amount of the patient credit balance liability as of June 30, 2004 and 2003 was $9.3 million and $10.3 million, respectively. We continually review the estimation process by evaluating the nature of current credit balances as compared to our historical credit balance make-up and revise the estimates as necessary. To date, there have not been any material adjustments to our credit balance liability estimates.

Self Insurance Reserves

     We maintain self-insured workers’ compensation, medical and dental plans for employees. Claims expense is accrued under these plans as the incidents that give rise to them occur. We use a third-party administrator to process all such claims. Unpaid claim accruals are estimated based on historical costs of settlement and average lag times. These calculations are based on lag data provided by our third-party administrator, and our average monthly claims-paid amounts for the previous twelve months. We believe that the estimation methodology used effectively captures our claims costs, however, payments could differ from our estimates due to changes in the healthcare cost structure or changes in the volume or nature of claims filed. We mitigate our risk associated with employee medical claims by purchasing stop-loss insurance that limits our exposure on a per employee and aggregate basis. The self-insurance reserves were approximately $2.3 million and $2.1 million as of June 30, 2004 and 2003, respectively.

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

     We evaluate goodwill for impairment based on a two-step process. The first step compares the fair value of a reporting unit with its carrying amount, including goodwill. We determine fair value based on our market capitalization, supplemented by comparable public company market analysis and a discounted cash flow calculation. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired and the second step of the impairment test is unnecessary. If the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is necessary to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss would be recognized in an amount equal to that excess. We have one reporting unit and the fair value of the reporting unit exceeded its carrying amount resulting in no impairment charges in fiscal year 2004. We are not currently aware of any factors that would result in an asset impairment charge.

Income Taxes

     We are subject to audit by federal and state tax authorities. These audits could result in proposed assessments that challenge certain tax positions, which, if upheld through the administrative and legal process, could have a material impact on our earnings and cash flow. We believe that our tax positions comply with applicable tax law, and we do not anticipate any material impact on earnings or cash flows. To date, these audits have not had a material impact on our results of operations or financial position.

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

Fiscal Year Ended June 30, 2004 Compared to Fiscal Year Ended June 30, 2003

     Revenues. Total revenues increased 10% from $1.373 billion to $1.516 billion from fiscal year 2003 to fiscal year 2004. Net patient revenues increased 10% from $1.337 billion to $1.475 billion from fiscal year 2003 to fiscal year 2004. During fiscal 2003, we began distributing certain wholesale products on a consignment basis for the manufacturer and sold our infertility business thus eliminating revenues from the sale of these products from our business. Revenues from these products amounted to approximately $65.9 million in fiscal 2003. Excluding the $65.9 million from fiscal 2003 results, our net patient revenues increased 16%, or $203.9 million, from fiscal year 2003 to fiscal year 2004. Approximately $155.0 million of the increase in revenues is primarily due to volume growth in our products for the treatment of RSV, PAH, growth hormone disorders, hemophilia, autoimmune disorders and PID as a result of the addition of new patients and additional sales of product to existing patients. This growth resulted from general market share gains in the aforementioned product lines. We experienced price variances with certain products during fiscal 2004, but these variances did not have a material impact on revenues. Revenues on products launched since January 1, 2003, increased approximately $36.7 million in the year ended June 30, 2004, as compared to the year ended June 30, 2003. Revenues associated with the acquisition of ATS were approximately $12.2 million in fiscal 2004. There were no acquisitions in fiscal 2003.

     Cost of Sales. Cost of sales increased 10% from $1.086 billion to $1.198 billion from fiscal year 2003 to fiscal year 2004, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 79.1% to 79.0% from fiscal year 2003 to fiscal year 2004 resulting in gross margins of 20.9% in fiscal year 2003 and 21.0% in fiscal year 2004. The composite gross margin was relatively flat from fiscal 2003 to fiscal 2004, and the gross margins for the individual products were relatively stable as well. There were some changes in product mix from fiscal 2003 to fiscal 2004; however, the decrease in revenues from the higher margin products for the treatment of hemophilia and immune disorders was offset by an increase in revenues from the products for the treatment of PAH. Revenues related to the treatment of hemophilia and autoimmune disorders decreased to 36% of total revenues in fiscal 2004 as compared to 38% in fiscal 2003, and revenues from the sale of PAH products increased to 16% of total revenues in fiscal 2004 as compared to 14% in 2003. Similarly, a decrease in revenues from the lower margin products for the treatment of multiple sclerosis and Gaucher disease was offset by an increase in revenues from the products for the treatment of RSV and growth hormone. Products for the treatment of multiple sclerosis and Gaucher disease decreased to 23% of total revenues in fiscal 2004 as compared to 24% in fiscal 2003, and revenue from products for the treatment of RSV and growth hormone increased to 15% of total revenues in fiscal 2004 as compared to 13% in fiscal 2003. These changes resulted in a 0.1% increase in gross margin from fiscal 2003 to fiscal 2004. All pharmacy related expenses are included in cost of sales.

     General and Administrative. General and administrative expenses increased from $129.8 million to $138.5 million, or 7%, from fiscal year 2003 to fiscal year 2004. As a percentage of revenues, general and administrative expenses decreased from 9.4% to 9.1% from fiscal 2003 to fiscal 2004. Approximately 95% of the net growth in general and administrative expenses relates to increased salaries and benefits associated with the expansion of our support staffs to sustain the revenue growth of the Company. Salaries and related fringe benefits as a percent of total revenues decreased slightly from fiscal 2003 to fiscal 2004. The remaining increase in expense is primarily due to the increase in audit fees as a result of the change to Deloitte & Touche LLP for the fiscal 2003 audit and increased insurance premiums. Although there has been a 7% increase in general and administrative expense, the expense as a percentage of revenue has decreased 0.3% due to the leveraging of the some of our general and administrative expenses over increased revenues.

     Bad Debts. Bad debts decreased from $87.4 million to $29.7 million from fiscal year 2003 to fiscal year 2004. As a percentage of revenues, bad debt expense decreased from 6.4% to 2.0% from fiscal year 2003 to fiscal year 2004. The decrease in expense is primarily due to the change in fiscal 2003 described above in Change in Accounting Estimate resulting in additional bad debt expense recorded in fiscal 2003. Adjusting for the gross effect of this charge, bad debt expense was 2.1% of revenues in fiscal 2003 as compared to 2.0% of revenues in fiscal 2004.

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

Fiscal Year Ended June 30, 2003 Compared to Fiscal Year Ended June 30, 2002

     Revenues. Total revenues increased 110% from $0.654 billion to $1.373 billion from fiscal year 2002 to fiscal year 2003. Net patient revenues increased 111% from $0.633 billion to $1.337 billion from fiscal year 2002 to fiscal year 2003. The increase in revenues is attributable to the SPS acquisition completed on June 13, 2002 and volume growth in our products for the treatments of growth hormone disorders, hemophilia, Gaucher disease and immune disorders as a result of the addition of new patients and additional sales of product to existing patients. We also had a significant increase in our seasonal drug Synagis(R) for the treatment of RSV as a result of increased patient volume. We also benefited from the addition of new and expanded contracts with managed care organizations.

     Cost of Sales. Cost of sales increased 99% from $0.545 billion to $1.086 billion from fiscal year 2002 to fiscal year 2003, which is commensurate with the increase in our revenues discussed above. As a percentage of revenues, cost of sales decreased from 83.4% to 79.1% from fiscal year 2002 to fiscal year 2003 resulting in gross margins of 16.6% in fiscal year 2002 and 20.9% in fiscal year 2003. Gross margins for the individual products remained relatively stable; however, a change in product mix resulted in an increase in the composite gross margin in fiscal year 2003. The primary drivers were increased revenues from hemophilia factor, IVIG for the treatment of immune disorders and Flolan(R) for the treatment of PAH, which have lower acquisition costs as a percentage of revenue than most of the other products we distribute. All pharmacy related expenses are included in cost of sales.

     General and Administrative. General and administrative expenses increased from $45.6 million to $129.8 million, or 185%, from fiscal year 2002 to fiscal year 2003. The increase is due to the SPS acquisition completed on June 13, 2002 and increased salaries and benefits associated with the expansion of our reimbursement, sales and marketing, administrative and support staffs and the addition of office space and related furniture and fixtures to support the revenue growth. General and administrative expenses represented 7.0% and 9.4% of revenues for fiscal years 2002 and 2003, respectively. The increase to 9.4% in fiscal year 2003 is due to product mix changes. The higher margin products, which were a higher percentage of our total revenues in fiscal year 2003, have higher general and administrative expenses associated with them than many of the other product lines that we distribute. These costs include our sales operations and third-party payor reimbursement expenses. These higher margin products are often reimbursed under a major medical benefit, requiring greater reimbursement expertise and cost as patient clearance times are longer and many of the claims are paper based (i.e. rather than electronic). In addition, many of these products are supported through our decentralized pharmacy locations, which result in significant general and administrative expense.

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

     Interest Income/Expense, Net. Interest income, net was $0.4 million in fiscal year 2002 and interest expense, net was $9.6 million in fiscal year 2003. The change, amounting to $10.0 million, is primarily due to the debt outstanding during fiscal year 2003 that was incurred in June 2002 to finance the cash portion of the SPS acquisition and the related acquisition costs.

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

     We collect substantially all of our accounts receivable through our internal reimbursement department. Our reimbursement department is organized along lines of expertise principally including therapy (product) and third party payor type. Billing and collection efforts of our reimbursement personnel are driven by various reporting and follow-up activities prompted by and executed through our medical billing system. Historically, we have only utilized external agencies in the collection of accounts receivable on a select basis and do not anticipate using such agencies on a significant basis in the future.

     Our bad debt write-offs primarily result from uncollectible patient co-payments and deductibles. Some of the drugs we distribute are primarily reimbursed by prescription card benefit plans, which have lower patient co-payment and deductible amounts (typically $15 -$30 per prescription). Other drugs we distribute are primarily reimbursed through major medical benefit plans, which have higher patient deductible amounts. In terms of identifying and reserving for bad debts, historical bad debt write-off experience is analyzed and a quarterly specific claim review is conducted. In reviewing claims to determine when a receivable is recorded as bad debt, we factor in various qualitative considerations such as the age of the receivable, knowledge of the patient, collection notes resulting from follow-up correspondence, and our historical experience collecting co-payments and deductibles. Unlike most hospital settings, we do not write-off accounts based on specific thresholds such as amount or age. Rather, write-offs occur after we have exhausted our collection efforts and appropriate management approval is obtained according to our policies. Bad debt expense as a percent of consolidated revenues was 2.0% for the year ended June 30, 2004.

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

	Payments Due Under Contractual Obligations by Fiscal Year
	2005	2006	2007	2008	2009	Thereafter	Total
	(in thousands)
Long-Term Debt	$4,445	$3,928	$3,750	$3,750	$163,438	$—	$179,311
Interest on Long-Term Debt	6,027	5,876	5,747	5,620	1,385	—	24,655
Operating Leases	7,464	5,077	3,662	2,359	1,741	808	21,111
Purchase Obligations	262,192	161,584	30,126	—	—	—	453,902
Capital Leases	—	—	—	—	—	—	—
Other Long-Term Liabilities	—	—	—	—	—	—	—

	$280,128	$176,465	$43,285	$11,729	$166,564	$808	$678,979

     The long-term debt obligations in the table reflect the maturities pursuant to credit facility amendments since June 30, 2004. Interest on long-term debt was calculated based on the quarterly repayment terms defined in the credit agreement and at the interest rate in effect as of June 30, 2004 (3.39%). Actual interest costs could vary significantly from these estimates based on interest rate fluctuations, voluntary accelerated principal payments, and other factors.

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

Item 8. Financial Statements and Supplementary Data

     The Consolidated Financial Statements and financial statement schedule in Part IV, Item 15(a)(1) and (2) of the report are incorporated by reference into this Item 8.

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

/s/ Deloitte & Touche LLP

Memphis, Tennessee
September 10, 2004 (June 28, 2005 as to Note 15)

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

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Accredo Health, Incorporated’s operations and its cash flows for the year ended June 30, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

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

Concentrations of Risks

     The Company’s primary concentration of credit risk is patient accounts receivable, which consists of amounts owed by various governmental agencies, insurance companies and private patients. The Company manages the receivables by regularly reviewing its accounts and contracts and by providing appropriate allowances for uncollectible amounts. Significant concentrations of gross patient accounts receivable (prior to the allowance for contractual adjustments, certain credit balances, and unapplied cash) consist of the following at June 30:

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

Goodwill and Other Intangible Assets

     Goodwill represents the excess of the cost of businesses acquired over fair value of net tangible and identifiable intangible assets at the date of acquisition. Prior to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, goodwill was amortized using the straight-line method over their estimated useful lives of 40 years. Since adoption of SFAS No. 142 in July 2001, amortization of goodwill was discontinued and goodwill is reviewed at least annually for impairment. Accumulated amortization of goodwill was $7.0 million at June 30, 2003 and 2004. Other intangible assets consist primarily of non-compete agreements and acquired patient relationships in connection with business acquisitions. Other intangibles are being amortized using the straight-line method over their estimated useful lives of two to ten years for the non-compete agreements, four to eight years for acquired patient relationships and five to seven years for the deferred financing costs. Absent any impairment indicators, the Company performs the annual impairment tests during the fourth quarter each year.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended June 30 is as follows (in thousands, except share data):

	2002	2003	2004
Net income, as reported	$29,760	$29,535	$78,313
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all rewards	(3,860)	(10,949)	(11,855)

Pro forma net income	$25,900	$18,586	$66,458

Earnings per share:
Basic — as reported	$0.75	$0.62	$1.63
Basic — pro forma	$0.65	$0.39	$1.38
Diluted — as reported	$0.73	$0.61	$1.60
Diluted — pro forma	$0.64	$0.39	$1.37

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

     The Company sells a limited number of similar biopharmaceutical products to its patients. The Company mainly focuses on injectable drugs that: (i) are used on a recurring basis to treat chronic and potentially life-threatening diseases; (ii) are expensive, with annual costs generally ranging from approximately $8,000 to $300,000 per patient; (iii) are complex and clinically challenging with the potential for side effects or adverse reactions; and (iv) require temperature control or other specialized handing. The following table presents the percentage of our total revenues generated from sales with respect to the diseases that we primarily served in the years ended June 30:

	2002	2003	2004
Hemophilia, Autoimmune Disorders and PID	27%	38%	36%
Multiple Sclerosis	31%	14%	14%
Pulmonary Arterial Hypertension	2%	14%	16%
Gaucher Disease	18%	10%	9%
Growth Hormone-Related Disorders	9%	7%	8%
Respiratory Syncytial Virus	10%	6%	7%
Other Diseases and Services	3%	11%	10%

	100%	100%	100%

     The Company groups drugs for the treatment of hemophilia, autoimmune disorders, and PID together because they are all blood-derived products. The increases in revenues from the diseases hemophilia and autoimmune disorders, PID and PAH and the related decreases in revenues from the diseases multiple sclerosis, Gaucher, growth hormone related disorders and RSV from fiscal year 2002 to fiscal year 2003 are due to the acquisition of the SPS division in June 2002. The majority of the revenues of the SPS division related to hemophilia and autoimmune disorders, PID and PAH.

     Approximately 23%, 25% and 27% of net patient revenues for the years ended June 30, 2002, 2003 and 2004, respectively, is from participation in the Medicare and state-sponsored Medicaid programs.

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

3. Business Acquisitions

     The Company acquired all of the outstanding stock of Pharmacare Resources, Inc. (“Pharmacare”) and its sister company, NCL Management, Inc. effective May 1, 2001. Pharmacare is headquartered in Elmsford, New York, and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring intravenous immunoglobulin (“IVIG”). This transaction was accounted for using the purchase method of accounting. The price paid by the Company for this acquisition was $25,074,000. The Company also paid an additional $6,325,000 for a related earn-out payment based upon the achievement of certain financial results for the twelve-month period ended December 31, 2001, resulting in a total purchase price of $31,399,000. Total assets acquired and liabilities assumed were $3,659,000 and $1,030,000, respectively. The excess of the total purchase price, including acquisition costs of $63,000, over the fair value of the net assets acquired of $2,629,000 was allocated as follows: $28,153,000 to goodwill and $617,000 to acquired patient relationships. The value of the goodwill acquired in this transaction is associated with the Company’s ability to (i) increase its market penetration in the IVIG product line; (ii) enter a new geographical market; and (iii) to anticipate synergies resulting from the integration of the acquired business that will be realized after the acquisition. The acquired patient relationship intangible is being amortized over five years. The Company also paid $500,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for a period of six years.

     The Company acquired all of the outstanding stock of BioPartners in Care, Inc. (“BioPartners”) from its shareholders effective December 1, 2001. BioPartners is headquartered in Dayton, Ohio, and is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring hemophilia clotting factor and IVIG. As a result of the acquisition, the Company was able to increase its market share for the distribution of these products. The purchase price paid by the Company for this acquisition was $36,600,000. In addition, the Company also paid an additional $16,000,000 during fiscal 2003 for a related earn-out payment based upon the achievement of certain financial results for the twelve-month period ended December 31, 2002, resulting in a total purchase price of $52,600,000. Total assets acquired and liabilities assumed were $15,160,000 and $11,750,000, respectively. The excess of the total purchase price, including acquisition costs of $275,000, over the fair value of the net assets acquired of $3,410,000 was allocated as follows: $48,487,000 to goodwill and $703,000 to acquired patient relationships. The value of the goodwill acquired in this transaction is associated with the Company’s ability to (i) increase its market penetration in the IVIG and hemophilia product lines; (ii) enter a new geographical market; and (iii) to anticipate synergies resulting from the integration of the acquired business that will be realized after the acquisition. The acquired patient relationship intangible is being amortized over five years. The entire amount allocated to goodwill is expected to be deductible for tax purposes. The Company also paid $1,000,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for periods of five to seven years.

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

     The value of the goodwill acquired in this transaction is associated with the Company’s ability to (i) increase its market penetration, especially in the IVIG, hemophilia and PAH product lines; (ii) enter a number of new geographical markets; and (iii) to anticipate synergies resulting from the integration of the acquired business that will be realized after the acquisition. The entire amount allocated to goodwill is expected to be deductible for tax purposes.

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

     On October 17, 2003, the Company acquired certain assets of Alpha Therapeutic Services, Inc. (“ATS”) from Baxter Healthcare Corporation. ATS is a provider of pharmaceutical care for certain chronic, long-term patient populations, including those requiring hemophilia clotting factor and IVIG. As a result of the acquisition, the Company was able to increase its market share for the distribution of these products. The aggregate purchase price paid by the Company for this acquisition was $35,700,000. Total assets acquired were $4,157,000, which included accounts receivable of $2,721,000, inventory of $1,261,000 and fixed assets of $175,000. The excess of the total purchase price, including acquisition costs of $14,000, over the fair value of the net assets acquired was allocated as follows: $30,825,000 to goodwill and $652,000 to acquired patient relationships. The value of the goodwill acquired in this transaction is associated with the Company’s ability to (i) increase its market penetration in the IVIG and hemophilia product lines; (ii) enter a new geographical market; and (iii) to anticipate synergies resulting from the integration of the acquired business that will be realized after the acquisition. The acquired patient relationship intangible is being amortized over five years. The entire amount allocated to goodwill is expected to be deductible for tax purposes. The Company also paid $100,000 as consideration for an agreement with the selling shareholders not to compete with the Company in certain product lines for five years. The results of the ATS operations have been included in the consolidated financial statements since October 18, 2003.

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

     In accordance with SFAS 141, the Company allocated a portion of the purchase price in each of the transactions above to patient base. In addition, the Company also identified other intangible assets that were separable from goodwill such as acquired trade names (where applicable) and relationships with payors and manufacturers. The Company replaced the acquired trade names with the Company’s existing trade names for all marketing, managed care contracting and external communications. Because the Company did not use the acquired trade names for these purposes, the Company determined it would not expend material amounts, if any, to defend against the external use of such trade names. Based on management’s experience in negotiating similar contracts with payors and manufacturers, these acquired relationships (i) were typically at or below market terms, (ii) were short term, (iii) were cancelable on short notice, and (iv) were generic in nature without exclusivity or preferred terms. Also, the Company did not believe that these relationships would have value apart from that included in its fair value determination of the acquired patient base. The Company evaluated the separate value of each of these assets and determined that they were not material either individually or in the aggregate. The Company believes that the consideration paid to acquire these entities was fair and consistent with current market valuations.

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

$179,311

     Since June 30, 2004, the Company amended its credit facility. See footnote 17 — Subsequent Events. The maturities in the preceding table reflect the effect of the aforementioned credit facility amendment.

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

$21,111

10. Investment in Joint Ventures

     Texas Health Pharmaceutical Resources, Teddy Bear Home Care/Drug Therapies, Childrens Home Services, Childrens Biotech Pharmacy Services and Childrens National Hemophilia Care are partnerships in which the Company has a 50% ownership interest. The Company uses the equity method of accounting for these joint ventures. Amounts due to and from these joint ventures to the Company are classified as due to and from affiliates in the accompanying consolidated balance sheets. The portion of the Company’s retained earnings at June 30, 2003 and 2004 attributable to undistributed earnings of these joint ventures is $5,187,000 and $6,993,000, respectively.

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

Accumulated Other Comprehensive Income (Loss)

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. The Company’s pro forma information for the years ended June 30 is as follows (in thousands, except share data):

	2002	2003	2004
Net income, as reported	$29,760	$29,535	$78,313
Less stock-based employee compensation cost, net of related tax effects, applying the fair value method to all rewards	(3,860)	(10,949)	(11,855)

Pro forma net income	$25,900	$18,586	$66,458

Earnings per share:
Basic — as reported	$0.75	$0.62	$1.63
Basic — pro forma	$0.65	$0.39	$1.38
Diluted — as reported	$0.73	$0.61	$1.60
Diluted — pro forma	$0.64	$0.39	$1.37

     A summary of the Company’s stock option activity and related information for the years ended June 30 is as follows:

	2002		2003		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	2,695,772	$9.02	4,486,022	$20.18	4,023,732	$23.38
Granted	2,281,614	30.54	677,150	30.81	1,361,453	28.95
Exercised	(427,423)	5.15	(762,616)	7.90	(699,410)	10.45
Forfeited	(63,941)	19.97	(376,824)	29.90	(396,563)	28.94

Outstanding at end of year	4,486,022	$20.18	4,023,732	$23.38	4,289,212	$26.71

Exercisable at end of year	1,585,907	$6.95	1,707,472	$16.60	1,752,195	$23.42

Weighted-average fair value of options granted during the year	$15.96		$15.54		$15.07

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise prices	Outstanding	Contractual	Exercise	Exercisable	Exercise
(150% increment)	June 30, 2004	Life	Price	June 30, 2004	Price
$0.89 — 0.89	128,589	2.1 years	$0.89	128,589	$0.89
1.78 — 1.78	94,250	3.8 years	1.78	94,250	1.78
8.59 — 8.70	49,881	5.4 years	8.61	49,881	8.61

	Options Outstanding			Options Exercisable
		Weighted-
		Average	Weighted-		Weighted-
Range of	Number	Remaining	Average	Number	Average
Exercise prices	Outstanding	Contractual	Exercise	Exercisable	Exercise
(150% increment)	June 30, 2004	Life	Price	June 30, 2004	Price
12.99 — 18.81	641,417	6.4 years	18.36	432,578	18.44
20.03 — 29.25	1,322,933	8.9 years	27.01	119,305	23.12
30.33 — 38.46	2,052,142	8.2 years	32.33	927,592	31.91

0$.89 — 38.46	4,289,212	7.8 years	$26.71	1,752,195	$23.42

15. Contingencies

     Commencing April 8, 2003, the Company and certain officers and directors were named as defendants in several substantially similar putative class action lawsuits filed in the United States District Court for the Western District of Tennessee, Memphis Division. The various complaints have been consolidated into a single action. The lawsuits filed to date name the Company, David D. Stevens, Joel R. Kimbrough and in one case John R. Grow, as defendants. One of the lawsuits also named the Company’s former independent auditor, Ernst & Young LLP, as a defendant. The lawsuits allege violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)(5) promulgated thereunder, and Section 20 of the Securities Exchange Act of 1934. The putative class representatives seek to represent a class of individuals and entities that purchased Company stock during the period June 16, 2002 through April 7, 2003 and who supposedly suffered damages from the alleged violations of the securities laws. The Company believes that the claims asserted in the putative class action lawsuits are without merit and intends to defend these lawsuits vigorously. The Company believes that it is not reasonably possible that it will suffer any material monetary or non-monetary losses in this lawsuit. Therefore, no loss provision has been accrued in the consolidated financial statements related to this matter as of June 30, 2004. In addition, the Company maintains insurance for losses arising from the types of allegations made in this litigation. The Company has expended defense costs to date substantially equal to the amount of the Company’s retention under its insurance coverage. At this time, the Company cannot reasonably estimate the possible loss or range of loss without consideration of insurance coverage.

     In addition, two purported derivative lawsuits were filed in the Circuit Court of Shelby County, Tennessee for the Thirtieth Judicial District at Memphis. These actions were consolidated and a Consolidated Derivative Complaint was filed on July 28, 2003. The derivative action names Company officers, directors and a former director; David D. Stevens, John R. Grow, Kyle J. Callahan, Kevin L. Roberg, Kenneth R. Masterson, Kenneth J. Melkus, Dick R. Gourley, Nancy-Ann Deparle, Joel R. Kimbrough, Thomas W. Bell, Jr., and Patrick J. Welsh; as defendants. The derivative lawsuit alleges that the defendants breached fiduciary duties owed to the Company by engaging in the same alleged conduct that is the basis of the putative class action lawsuits. On behalf of the Company, the derivative complaint seeks compensatory damages from the defendants and the disgorgement of profits, benefits and other compensation received by the defendants. The Company has filed a motion to dismiss the Consolidated Derivative Complaint and the parties are awaiting the Court’s ruling on this motion. The Company believes that the claims asserted in the derivative lawsuit are without merit and intends to vigorously defend this lawsuit. A motion to dismiss is currently pending. The Company believes that it is not reasonably possible that it will suffer any material monetary or non-monetary losses in this lawsuit. Therefore, no loss provision has been accrued in the consolidated financial statements related to this matter as of June 30, 2004. In addition, the Company maintains insurance for losses arising from the types of allegations made in this litigation. The Company has expended defense costs to date substantially equal to the amount of the Company’s retention under its insurance coverage. At this time, the Company cannot reasonably estimate the loss or range of loss without consideration of insurance coverage.

      The Company’s 80% owned joint venture in California provided contract pharmacy and related billing services to a local California pharmacy (“Local Pharmacy”) that has been audited by the California Department of Health Services (DHS) concerning its MediCal billing for clotting factor supplied by the joint venture. Although the joint venture was not directly involved with the audit, the contract pharmacy relationship is implicated and the Local Pharmacy is seeking indemnification from the joint venture. The state agency has withheld MediCal payments from the Local Pharmacy and has alleged, among other things, overbilling and false claims. In addition to the payments it has withheld, DHS is pursuing a refund of the payments made by MediCal to the Local Pharmacy.

      In December 2004, DHS notified the Local Pharmacy that it had completed its audit and assessed the Local Pharmacy approximately $13.5 million in alleged overbilling and overpayment received by the Local Pharmacy from MediCal. Over 80% of the assessment was for claims allegedly submitted in excess of acquisition cost. The remaining portion of the assessment cited overpayments for lack of documentation and false claims. DHS stated in its letter that the Local Pharmacy received reimbursement for services that were falsely represented as provided by the Local Pharmacy. The Local Pharmacy has appealed the assessment and a hearing before an administrative hearing officer has been set for November 15, 2005. In June 2005 the joint venture requested that the hearing officer permit the joint venture to participate as an interested party in the appeal.

      In late May 2005 the Company learned that the California Department of Justice, Bureau of MediCal Fraud and Elder Abuse, (“CDOJ”) has been conducting an investigation of the Local Pharmacy’s arrangement with the joint venture and the amounts that the Local Pharmacy billed MediCal. The Company met with CDOJ on June 15, 2005.

      Although outside of the period under audit, CDOJ has also calculated the amount that the Local Pharmacy would allegedly owe to the state for the period beginning on the last date of the DHS audit through the last date that bills were submitted to MediCal by the Local Pharmacy. The amount identified by CDOJ (approximately $5.2 million), when added to the original DHS recoupment demand, equals an aggregate potential exposure of $18.7 million, aside from the interest or penalties that potentially could be assessed. The Company’s dialogue with CDOJ is ongoing, and the Company is endeavoring to facilitate a civil resolution of the matters raised by the CDOJ investigation A meeting is tentatively scheduled with DHS in early July, in furtherance of the Company’s objective of securing a consensual civil resolution of all open issues involving the Local Pharmacy’s MediCal billing and its relationship with the joint venture, including all open issues with both DHS and CDOJ. It is possible that CDOJ could pursue criminal charges in the event that such a consensual civil resolution cannot be achieved. Based on the facts and circumstances known to date, the Company believes some amount of monetary loss is probable. While the Company is unable to estimate the range of potential loss, it does not believe that the loss will exceed $18.7 million, absent any finding of false claims and incurrence of fines and penalties.

      Also, from time to time, the Company is involved in lawsuits, claims, audits, and investigations arising in the normal course of business. In addition, the business that the Company acquired from Gentiva Health Services, Inc. is involved in several lawsuits and claims related to its historical operations by Gentiva, which are being controlled by Gentiva and for which Gentiva has agreed to indemnify the Company. The Company believes that that it is not reasonably possible that it would suffer any material monetary loss in these lawsuits, claims, audits and investigations. Therefore, no loss provision has been accrued in the consolidated financial statements related to these matters as of June 30, 2004. However, in the event that there was an unfavorable outcome in one or more of these lawsuits, and if Gentiva was unable to indemnify us against some or all of the loss, then the Company would be liable for the amount of that loss. At the present time, the Company cannot reasonably determine a range of loss for any or all of these lawsuits.

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

(2)	Uncollectible accounts written off, net of recoveries

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Memphis, State of Tennessee, on the 28th day of June, 2005.

ACCREDO HEALTH, INCORPORATED

By:	/s/ DAVID D. STEVENS

David D. Stevens
Chairman of the Board and
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number		Description of Exhibits
2.1	—	Asset Purchase Agreement, dated as of January 2, 2002, by and between Accredo Health, Incorporated, Gentiva Health Services, Inc. and the Sellers named therein (incorporated by reference to Annex A of the joint proxy statement-prospectus included in our Registration Statement on Form S-4 (File Number 333-82396)).

3.1	—	Amended and Restated Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Registration Statement on Form S-1 (File Number 333-62679)).

3.2	—	Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

3.3	—	Certificate of Amendment of the Certificate of Incorporation of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

3.4	—	Amended and Restated Bylaws of Accredo Health, Incorporated (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form S-1 (File Number 333-62679)).

3.5	—	Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of the Company (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

4.1	—	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-1 (File Number 333-62679)).

4.2	—	Stockholder Protection Rights Agreement, dated April 17, 2003, between the Company and American Stock Transfer & Trust Company, As Rights Agent (incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2003).

10.1	—	Accredo Health 1999 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.2	—	Accredo Health, Incorporated 2002 Long-Term Incentive Plan (incorporated by reference to Annex E of the joint proxy statement-prospectus included in our Registration Statement on Form S-4 (File Number 333-82396)).

10.3	—	Accredo Health 1999 Employee Stock Purchase Plan(incorporated by reference to Exhibit 10.7 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.4	—	Nova Holdings, Inc. and its Subsidiaries Stock Option and Restricted Purchase Plan, as amended and restated (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.5	—	Registration Rights Agreement dated May 31, 1996 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.6	—	Amendment Number One to the Registration Rights Agreement dated October 27, 1997 among the Company, Welsh, Carson,

Exhibit
Number		Description of Exhibits
Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.7	—	Amendment Number Two to the Registration Rights Agreement dated July 24, 1998 among the Company, Welsh, Carson, Anderson & Stowe VII, L.P. and certain other investors (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.8	—	Stock Purchase Agreement dated as of June 5, 1997 among Dianne R. Martz, A.B. Charlton, III, the Company and Horizon Health Systems, Inc. (incorporated by reference to Exhibit 10.17 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.9	—	Non-Disclosure and Non-Compete Agreement dated as of June 5, 1997 by and among Horizon Health Systems, Inc., the Company and Dianne R. Martz (incorporated by reference to Exhibit 10.18 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.10	—	Grant Agreement dated as of June 5, 1997 by and between Kyle Callahan and the Company (incorporated by reference to Exhibit 10.19 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.11	—	Subscription and Restriction Agreement dated as of June 5, 1997 by and between the Company and Kyle Callahan (incorporated by reference to Exhibit 10.20 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.12	—	Refunds Payable Escrow Agreement dated June 5, 1997 among First American National Bank, Nova Holdings, Inc. and Dianne Martz and A.B. Charlton, III (incorporated by reference to Exhibit 10.26 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.13	—	Amended and Restated Credit Agreement dated as of June 13, 2002 among Accredo Health, Incorporated as Borrower, Certain Subsidiaries of the Borrower as Guarantors and The Lenders Named Therein and Bank of America, N.A. as Agent (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.14	—	Amended and Restated Pledge Agreement dated as of June 13, 2002 by and among the parties identified as “Pledgors” and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.15	—	Amended and Restated Security Agreement dated as of June 13, 2002 by and among the parties identified as “Grantors” and Bank of America, N.A. as collateral agent (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2002).

10.16	—	ISDA Master Agreement dated August 7, 1997 between NationsBank of Tennessee, N.A. and Nova Holdings, Inc. (incorporated by reference to Exhibit 10.40 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.17	—	Amended and Restated General Partnership Agreement of Children’s Hemophilia Services (incorporated by reference to Exhibit 10.61 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.18	—	Amendment Number One to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services and Restrictive Agreement dated January 5, 2000 (incorporated by reference to Exhibit 10.28 to our Annual Report on Form 10-K

Exhibit
Number		Description of Exhibits
for the fiscal year ended June 30, 2000).

10.19	—	First Amendment to Amended and Restated General Partnership Agreement of Children’s Hemophilia Services dated June 30, 2000 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2000).

10.20	—	Hemophilia Therapy Business Management, Services and Sales Agreement, dated November 10, 1998 between Horizon Health Systems, Inc., a Tennessee corporation, and Children’s Hemophilia Services, a California general partnership (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.63 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.21	—	Amended and Restated Distribution and Services Agreement effective as of January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).

10.22	—	Additional Services Agreement dated January 1, 2000 by and between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2000).

10.23	—	Amendment to Amended and Restated Distribution and Services Agreement and Additional Services Agreement dated as of May 1, 2001 between Biogen, Inc. and Nova Factor, Inc. (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

10.24	—	Amended and Restated Distribution Agreement, dated January 1, 1998, by and between Nova Factor, Inc. and Genzyme Corporation (The Company has obtained confidential treatment with respect to certain portions of this Exhibit.) (incorporated by reference to Exhibit 10.65 to our Annual Report on Form 10-K for the fiscal year ended June 30, 1999).

10.25	—	Incentive Stock Option Agreement of David Stevens dated May 31, 1996 (incorporated by reference to Exhibit 10.46 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.26	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated May 31, 1996 (incorporated by reference to Exhibit 10.47 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.27	—	Incentive Stock Option Agreement of John R. Grow dated May 31, 1996 (incorporated by reference to Exhibit 10.48 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.28	—	Incentive Stock Option Agreement of Kyle Callahan dated September 3, 1997 (incorporated by reference to Exhibit 10.49 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.29	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated February 9, 1998 (incorporated by reference to Exhibit 10.50 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.30	—	Non-Qualified Stock Option Agreement of Ken Melkus dated

Exhibit
Number		Description of Exhibits
February 9, 1998 (incorporated by reference to Exhibit 10.51 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.31	—	Incentive Stock Option Agreement of Kyle Callahan dated February 9, 1998 (incorporated by reference to Exhibit 10.52 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.32	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated April 30, 1998 (incorporated by reference to Exhibit 10.54 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.33	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated July 10, 1998 (incorporated by reference to Exhibit 10.55 to our Registration Statement on Form S-1 (File Number 333-62679)).

10.34	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 10, 1999 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.35	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 10, 1999 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.36	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 10, 1999 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.37	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 10, 1999 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.38	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 18, 1999 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1999).

10.39	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh dated November 1, 2000 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.40	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg Dated November 1, 2000 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.41	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2000 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.42	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2000 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.43	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2000 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.44	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 16, 2000 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.45	—	Non-Qualified Stock Option Agreement of Patrick J. Welsh

Exhibit
Number		Description of Exhibits
dated November 1, 2001 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

10.46	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2001 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

10.47	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus Dated November 1, 2001 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

10.48	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2001 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

10.49	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2001 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2001).

10.50	—	Incentive Stock Option Agreement of David Stevens dated November 1, 2000 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.51	—	Incentive Stock Option Agreement of John R. Grow dated November 1, 2000 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.52	—	Incentive Stock Option Agreement of Joel R. Kimbrough dated November 1, 2000 (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.53	—	Incentive Stock Option Agreement of Thomas W. Bell, Jr. dated November 1, 2000 (incorporated by reference to Exhibit 10.11 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.54	—	Incentive Stock Option Agreement of Kyle J. Callahan dated November 1, 2000 (incorporated by reference to Exhibit 10.12 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000).

10.55	—	Stock Option Agreement of David Stevens dated September 3, 2002 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.56	—	Stock Option Agreement of John R. Grow dated September 3, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.57	—	Stock Option Agreement of Joel R. Kimbrough dated September 3, 2002 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.58	—	Stock Option Agreement of Kyle J. Callahan dated September 3, 2002 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.59	—	Stock Option Agreement of Barbara H. Biehner dated June 24, 2002 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.60	—	Stock Option Agreement of Barbara H. Biehner dated September

Exhibit
Number		Description of Exhibits
3, 2002 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.61	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and David D. Stevens (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.62	—	Employment Agreement effective as of September 1, 2002 between Accredo Health, Incorporated and John R. Grow (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.63	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and Joel R. Kimbrough (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.64	—	Employment Agreement effective as of September 1, 2002 between Accredo Health, Incorporated and Kyle J. Callahan (incorporated by reference to Exhibit 10.10 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2002).

10.65	—	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 1, 2002 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).

10.66	—	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 19, 2002 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).

10.67	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 1, 2002 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).

10.68	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 1, 2002 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).

10.69	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 1, 2002 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).

10.70	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 1, 2002 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2002).

10.71	—	Employment Agreement dated as of January 7, 2002 between Accredo Health, Incorporated and Steve Fitzpatrick (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

10.72	—	Employment Agreement dated as of January 21, 2002 between Accredo Health, Incorporated and Barbara H. Biehner (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2002).

10.73	—	Stock Option Agreement of Thomas W. Bell, Jr. dated September 3, 2002 (incorporated by reference to Exhibit 10.73 to our Annual Report on Form 10-K for the fiscal year

Exhibit
Number		Description of Exhibits
ended June 30, 2003).

10.74	—	Employment Agreement effective as of September 1, 2001 between Accredo Health, Incorporated and Thomas W. Bell, Jr. (incorporated by reference to Exhibit 10.74 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.75	—	Stock Option Agreement of Steve Fitzpatrick dated August 1, 2001 (incorporated by reference to Exhibit 10.75 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.76	—	Stock Option Agreement of Steve Fitzpatrick dated January 7, 2002 (incorporated by reference to Exhibit 10.76 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.77	—	Stock Option Agreement of Steve Fitzpatrick dated September 3, 2002 (incorporated by reference to Exhibit 10.77 to our Annual Report on Form 10-K for the fiscal year ended June 30, 2003).

10.78	—	Stock Option Agreement of David D. Stevens dated September 5, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.79	—	Stock Option Agreement of John R. Grow dated September 5, 2003 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.80	—	Stock Option Agreement of Joel R. Kimbrough dated September 5, 2003 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.81	—	Stock Option Agreement of Kyle J. Callahan dated September 5, 2003 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.82	—	Stock Option Agreement of Thomas W. Bell, Jr. dated September 5, 2003 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.83	—	Stock Option Agreement of Barbara H. Biehner dated September 5, 2003 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.84	—	Stock Option Agreement of Steve Fitzpatrick dated September 5, 2003 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2003).

10.85	—	Non-Qualified Stock Option Agreement of Nancy-Ann DeParle dated November 25, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.86	—	Non-Qualified Stock Option Agreement of Kevin L. Roberg dated November 25, 2003 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.87	—	Non-Qualified Stock Option Agreement of Kenneth J. Melkus dated November 25, 2003 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.88	—	Non-Qualified Stock Option Agreement of Kenneth R. Masterson dated November 25, 2003 (incorporated by reference to

Exhibit
Number		Description of Exhibits
Exhibit 10.4 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.89	—	Non-Qualified Stock Option Agreement of Dick R. Gourley dated November 25, 2003 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.90	—	Non-Qualified Stock Option Agreement of Thomas G. Rotherham dated November 25, 2003 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.91	—	Non-Qualified Stock Option Agreement of Thomas G. Rotherham dated November 25, 2003 (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.92	—	Non-Qualified Stock Option Agreement of William E. Evans dated November 25, 2003 (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.93	—	Non-Qualified Stock Option Agreement of William E. Evans dated November 25, 2003 (incorporated by reference to Exhibit 10.9 to our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2003).

10.94	—	Non-Qualified Stock Option Agreement of J. Martin Carroll dated January 27, 2004.*

10.95	—	Non-Qualified Stock Option Agreement of J. Martin Carroll dated January 27, 2004.*

10.96	—	Stock Option Agreement of Jon Peters dated January 2, 2004.*

16.1	—	Letter from Ernst & Young LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to our Current Report on Form 8-K/A dated May 19, 2003).

21.1	—	Subsidiaries*

23.1	—	Consent of Deloitte & Touche LLP**

23.2	—	Consent of Deloitte & Touche LLP**

23.3	—	Consent of Ernst & Young LLP**

31.1	—	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

31.2	—	Certification pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**

32.1	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2	—	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

*	Previously filed.

**	Filed herewith.